Form 10-Q
period 2000-03-31
PURE RESOURCES INC
filed 2000-06-05
CIK 1109860

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             --------------------
                                   FORM 10-Q
                             --------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2000
                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _____________ to ______________


                       Commission File Number: 001-15899


                             PURE RESOURCES, INC.
            (Exact name of Registrant as specified in its charter)



        Delaware                                            74-2952918
(State or other jurisdiction                             (I.R.S. Employer
    of incorporation or                                 Identification No.)
       organization)



      500 W. Texas, Suite 200                                 79701
          Midland, Texas                                    (Zip Code)
(Address of principal executive offices)


                                (915) 498-8600
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                                     ---

         As of June 1, 2000, 49,999,847 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.

                               TABLE OF CONTENTS
                               -----------------

Forward Looking Information and Risk Factors............................................................    1

                                          PART I -- FINANCIAL INFORMATION
Item 1.       Financial Statements
              --------------------

              Balance Sheets as of March 31, 2000 (Unaudited) and
                    December 31, 1999...................................................................    3
              Unaudited Statements of Operations for the Three Months Ended
                    March 31, 2000 and 1999.............................................................    4
              Unaudited Statements of Cash Flows for the Three Months Ended
                    March 31, 2000 and 1999.............................................................    5
              Notes to Financial Statements.............................................................    6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....   14
              -------------------------------------------------------------------------------------


Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................   21
              ----------------------------------------------------------


                                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................................   22
              -----------------

Item 4.       Submission of Matters to a Vote of Security Holders.......................................   22
              ---------------------------------------------------

Item 5.       Other Information.........................................................................   22
              -----------------

Item 6.       Exhibits and Reports on Form 8-K..........................................................   22
              --------------------------------

              Signatures................................................................................   23

                             PURE RESOURCES, INC.

   (formerly "Union Oil Company of California's Permian Basin business unit")

                 FORWARD LOOKING INFORMATION AND RISK FACTORS

         Pure Resources, Inc. ("Pure") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of exploratory and development wells Pure anticipates drilling through 2000, potential reserves and Pure's financial position, business strategy and other plans and objectives for future operations. Although Pure believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Pure will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Pure's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations, Year 2000 issues and other factors set forth in Pure's Registration Statement filed on Form S-4 dated April 18, 2000. All subsequent oral and written forward looking statements attributable to Pure or persons acting on its behalf are expressly qualified in their entirety by these factors. Pure assumes no obligation to update any of these statements.

Item 1.      Financial Statements

         Pure Resources, Inc. ("Pure") was formed in December 1999 as a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Union Oil is a wholly-owned subsidiary of Unocal Corporation. Pure was formed for the purpose of receiving a contribution from Union Oil of Union Oil's Permian Basin business unit. The operations of the Permian Basin business unit had historically been conducted through Union Oil. On May 25, 2000, Union Oil contributed the Permian Basin business unit to a subsidiary of Pure. Simultaneously with such contribution, a subsidiary of Pure was merged with and into Titan Exploration, Inc. and Titan became a wholly-owned subsidiary of Pure. The amounts and results of operations of Pure included in these financial statements include the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger has not been reflected in these financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                                Balance Sheets
                                (in thousands)

                                    ASSETS
                                                                                     March 31,         December 31,
                                                                                       2000                1999
                                                                                   -------------      -------------
                                                                                    (Unaudited)
Current assets:
    Accounts receivable:
        Oil and gas                                                                $      12,263      $           -
        Other                                                                                  2                  -
    Prepaid expenses and other current assets                                                118                  -
                                                                                   -------------      -------------
               Total current assets                                                       12,383                  -
                                                                                   -------------      -------------

Property, plant and equipment, at cost:
    Oil and gas properties, using the successful efforts method of accounting:
        Proved properties                                                                854,791            827,340
        Unproved properties                                                                5,197              3,841
    Accumulated depletion, depreciation and amortization                                (554,127)          (539,371)
                                                                                   -------------      -------------
                                                                                         305,861            291,810
                                                                                   -------------      -------------

Receivable for under-delivered gas                                                         3,702              2,880

Other assets, net                                                                            213                  -
                                                                                   -------------      -------------

                                                                                   $     322,159      $     294,690
                                                                                   =============      =============
               LIABILITIES AND OWNER'S NET INVESTMENT

Current liabilities:
    Accounts payable and accrued liabilities:
        Trade                                                                      $       2,940      $           -
        Other (Note 6)                                                                    13,103                  -
                                                                                   -------------      -------------
               Total current liabilities                                                  16,043                  -
                                                                                   -------------      -------------

Liabilities for over-delivered gas                                                         7,106              6,742
Accrued abandonment, restoration and environmental liabilities (Note 3)                   11,946             11,613
Deferred income taxes                                                                     75,076             73,711
Other liabilities                                                                            566                  -

Owner's net investment                                                                   211,422            202,624
                                                                                   -------------      -------------

Commitments and contingencies (Note 4)                                             $     322,159      $     294,690
                                                                                   =============      =============

                See accompanying notes to financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                      Unaudited Statements of Operations
                                (in thousands)

                                                                                Three months ended
                                                                                     March 31,
                                                                            ---------------------------
                                                                               2000             1999
                                                                            ----------       ----------
Revenues:
    Gas sales                                                               $   16,299       $    7,458
    Oil sales                                                                   26,098           11,021
    Other                                                                          122              219
                                                                            ----------       ----------
                 Total revenues                                                 42,519           18,698
                                                                            ----------       ----------

Expenses:
    Oil and gas production                                                       6,919            7,510
    Production and other taxes                                                   3,056            1,881
    General and administrative                                                     845            1,535
    Merger costs                                                                 1,100                -
    Exploration and abandonment (Note 7)                                         1,385            1,292
    Depletion, depreciation and amortization                                     8,240            8,778
                                                                            ----------       ----------
                 Total expenses                                                 21,545           20,996
                                                                            ----------       ----------
                 Income (loss) before income taxes                              20,974           (2,298)

Income tax benefit (expense)                                                    (7,301)             754
                                                                            ----------       ----------
                 Net income (loss)                                          $   13,673       $   (1,544)
                                                                            ==========       ==========

                 See accompanying notes to financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                      Unaudited Statements of Cash Flows
                                (in thousands)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                              2000            1999
                                                                                           ----------      ----------
Cash flows from operating activities:
    Net income (loss)                                                                      $   13,673      $   (1,544)
    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
          Depletion, depreciation and amortization                                              8,240           8,778
          Exploration and abandonments                                                          1,119               -
          Gain on sale of assets                                                                    -              21
          Deferred income taxes                                                                 1,365            (180)
          Other non-cash items                                                                    300               -
    Changes in assets and liabilities:
          Accounts receivable                                                                 (12,265)              -
          Prepaid expenses and other current assets                                              (118)              -
          Other assets                                                                           (213)              -
          Receivables for under-delivered gas                                                    (822)             58
          Accounts payable and accrued liabilities                                             16,043               -
          Liabilities for over-delivered gas                                                      364            (286)
          Accrued abandonment, restoration and environmental liabilities                          333             (41)
          Other liabilities                                                                      (472)              -
                                                                                           ----------      ----------
                 Total adjustments                                                             13,874           8,350
                                                                                           ----------      ----------
                 Net cash provided by operating activities                                     27,547           6,806
                                                                                           ----------      ----------
Cash flows from investing activities:
    Investing in oil and gas properties                                                       (22,733)         (1,323)
    Proceeds from sale of assets                                                                   61             104
                                                                                           ----------      ----------
                 Net cash used in investing activities                                        (22,672)         (1,219)
                                                                                           ----------      ----------
Cash flows from financing activities:
    Settlements with owner, net                                                                (4,875)         (5,587)
                                                                                           ----------      ----------
                 Net cash used in financing activities                                         (4,875)         (5,587)
                                                                                           ----------      ----------

                 Net increase (decrease) in cash and cash equivalents                               -               -

Cash and cash equivalents, beginning of period                                                      -               -
                                                                                           ----------      ----------

Cash and cash equivalents, end of period                                                   $        -      $        -
                                                                                           ==========      ==========

                See accompanying notes to financial statements.

                             PURE RESOURCES, INC.
   (formerly "Union Oil Company of California's Permian Basin business unit")
                         Notes to Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)

(1)  Organization, Nature of Operations and Basis of Presentation

          Organization

          Pure Resources, Inc. ("Pure"), a Delaware corporation, was, at March 31, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan").

          On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of the Permian Basin business unit. These transactions are referred to as the Contribution. Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan. (See note 2 for additional information related to the Merger Agreement and the merger.) The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger has not been reflected in these financial statements.

          The combination of Pure and the Permian Basin business unit is treated as a combination of entities under common control, since Union Oil owned 100% of the Permian Basin business unit prior to the Contribution and also owned 100% of the capital stock of Pure immediately subsequent to the Contribution (without giving effect to the merger). Consequently, the accompanying financial statements have given effect to the Contribution as if it were a pooling of interests.

          Business Opportunities Agreement

          Pure and Union Oil are parties to a business opportunities agreement in connection with the merger among Titan, Pure and Union Oil. Pure agreed that it has no interest or expectancy in business opportunities developed by Union Oil in accordance with standards set forth in the business opportunities agreement. Pure also agreed that, without the consent of Union Oil, it will not conduct any business other than the oil and gas exploration, development and production business and will not pursue any new business opportunities that are outside of Kansas, Oklahoma, New Mexico, designated areas of southern and southeastern Colorado, western Arkansas and onshore Texas other than portions of East Texas. Because of Pure's geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure more than if its operations were more geographically diversified.

          Nature of Operations

          As a result of the Contribution and the merger discussed in note 2, Pure is an independent energy company. Pure, formerly the Permian Basin business unit, has historically been engaged in the exploration, development and production of oil and natural gas in the Permian Basin of the western portion of the state of Texas and San Juan Basin areas of New Mexico and Colorado. As a result of the merger with Titan, Pure now engages in activities in the additional areas of the Permian Basin of southeastern New Mexico, Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas.

     Basis of Presentation

     The accompanying financial statements are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and support several business units. The cost were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated with Permian Basin business unit. Subsequent to December 31, 1999, results of operations for Pure include only actual costs that are directly attributable to Pure. Support costs decreased in the first quarter of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land and Lafayette offices due to the pending merger of the Permian Basin business unit with Titan.

          General and Administrative Costs

          General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General an administrative costs allocated from Union Oil to the Permian Basin business unit were $1.5 million for the three months ended March 31, 1999. General and administrative costs charged to the Permian Basin business unit were $800,000 for the three months ended March 31, 2000.

          Indirect Production Costs

          Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $800,000 for the three months ended March 31, 1999. Indirect production costs charged to the Permian Basin business unit were $600,000 for the three months ended March 31, 2000.

          Indirect Exploration Costs

          Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocate from Union Oil were $500,000 for the three months ended March 31, 1999. Indirect exploration costs charged to the Permian Basin business unit were $100,000 for the three months ended March 31, 2000.

          Cash Management Services

          Historically, Union Oil provided cash management services to Pure through a centralized treasury system with the associated transactions recorded via the intercompany accounts. Pure historically had not maintained cash balances, and no interest had been charged or received. Pure's net cash settlement with Union Oil and amounts for allocated costs from Union Oil were included in the owner's net investment on the balance sheet. Subsequent to the merger, Union Oil has not provided any cash management services to Pure.

          Prior to January 1, 2000 as a result of cash management services referred to in the paragraph above, Union Oil did not allocate specific working capital components to Pure. Cash flow from operating activities, prior to January 1, 2000, did not include the effect of changes in certain working capital accounts. The amounts were included in settlements with owners, net.

          Subsequent to December 31, 1999, cash management for Pure continued to be provided by Union Oil up to the date of merger; however, working capital, as it related to operations subsequent to December 31, 1999 was allocated to Pure as reflected in the balance sheet as of March 31, 2000.

     Other

     In the opinion of management, the unaudited financial statements of Pure as of March 31, 2000 and for the three month ended March 31, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Pure s Registration Statement on Form S-4, filed on April 18, 2000.

     Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to the 1999 amount to conform to the 2000 presentations.

(2)  The Merger and Contribution

     On December 13, 1999, Pure, Union Oil, TRH, Inc. and Titan entered into the Merger Agreement. The Merger Agreement provided that a subsidiary of Pure would merge into Titan and Titan would become a wholly-owned subsidiary of Pure. On May 24, 2000, the Titan stockholders approved the merger and on May 25, 2000 Union Oil and Titan closed the merger. Pure began trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000.

     Simultaneously with the merger, the Contribution occurred and Union Oil received 32,708,067 shares of Pure common stock. Immediately following the Contribution and the merger, Union Oil owned approximately 65.4% of outstanding Pure common stock. Titan stockholders acquired the remaining 34.6% of Pure's outstanding common stock in the merger and are entitled to exchange each share of Titan common stock owned for .4302314 ("Exchange Ratio") of a share of Pure common stock.

     At the effective time of the merger, each outstanding option to purchase Titan common under the Titan's stock option plans (each a "Titan Common Stock Option") was assumed by Pure (each an "Assumed Option") and became an option to purchase that number of shares of Pure common stock equal (subject to rounding) to the number of shares of Titan common stock that was subject to such option immediately prior to the merger, multiplied by the Exchange Ratio. The exercise price of each Assumed Option is equal to the quotient determined by dividing the exercise price per share of the Titan common stock at which the Titan Common Stock Option was exercisable immediately prior to the effective time of the merger by the Exchange Ratio, rounded to the nearest whole cent.

(3)  Accrued Abandonment, Restoration and Environmental Liabilities

     At March 31, 2000 and December 31, 1999, Pure had accrued $11,611,000 and $11,271,000, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $29.5 million at March 31, 2000 and December 31, 1999. This estimate is based on abandonment cost studies performed in conjunction with third parties.

     Pure's reserve for environmental remediation obligations totaled $335,000 and $342,000 as of March 31, 2000 and December 31, 1999, respectively.

(4)  Commitments and Contingencies

     General

     Pure is subject to contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are discussed more specifically below. Pure accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and Pure's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which management, currently, believes will not have a material effect on Pure's results of operations and financial condition or liquidity.

     Environmental matters

     Pure is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum and chemical substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by Pure or others and are associated with past and present operations.

     Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where Pure is able to determine whether it is liable or, even if liability is determined to be probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of Pure's liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, or other reasons.

     As discussed in Note 3, Pure had accrued $335,000 and $342,000 at March 31, 2000 and December 31, 1999, respectively, for estimated future environmental assessment and remediation costs at various sites where liabilities for such cost are probable.

     Pure Resources Employment and Severance Agreements

     Under circumstances specified in the new employment and/or severance agreements agreed to or to be entered into between Pure and its officers, each covered officer will have the right to require Pure to purchase shares currently held or subsequently obtained by the exercise of any option held by the officer to Pure at a calculated net asset value per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The amount that will be reflected in the balance sheet, post-merger, as common stock subject to repurchase will be the estimated net asset value, as defined, for each applicable officer's shares, owned prior to December 1, 1999, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. This arrangement will be treated as a variable plan under Accounting Principles Board Option No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period with any changes after three years being expensed in the period of determination. On a pro forma basis at March 31, 2000, Pure would incur a non-cash expense of approximately $10 million per year to amortize the deferred compensation recorded as a result of these arrangements.

     Each new employment and/or severance agreement will also obligate Pure to make a severance payment ranging from one to three times the officer's salary, including an average bonus, upon the occurrence of specified events such as termination without cause or upon change in control. The aggregate severance amounts potentially payable under these agreements total $4.5 million based on the expected initial salaries of the affected officers.

     Titan Severance Agreements

     The merger was a change of control under the Officer Severance Bonus and Retention Agreements ("Severance Agreements") held by certain Titan officers. Subsequent to closing of the merger, Titan paid the officers subject to the Severance Agreements approximately $6.5 million for signing a general release to the Severance Agreements and for executing confidentiality and non-compete agreements.

     Non-Dilution Agreement

     Pure and Union Oil entered into a non-dilution agreement that provides Union Oil with the right to maintain its percentage ownership of Pure. If Pure issues capital stock, other than common stock issued under board-approved incentive plans, for cash or credit, Union Oil will have the right to purchase or subscribe for the number or amount of such capital stock equal to its ownership percentage of Pure, up to 65.4%, at the same price at which the capital stock is being issued. Pure must provide Union Oil with notice of an issuance subject to this preemptive right at least 10 days prior to the issuance and, if Union Oil elects to exercise the right, it must do so in such a way a not to delay pricing and closing of the issuance. The preemptive right given by Pure will terminate if unexercised within 10 day after receipt of the notice of the issuance of the capital stock.

     If Pure issues any capital stock in exchange for property other than cash or credit, Union Oil will have the right to purchase from Pure the additional number of shares of capital stock necessary to enable Union Oil to maintain its ownership percentage in Pure, up to 65.4%. Pure must give Union Oil written notice of the issuance not later than 20 days prior to such issuance, and Union Oil will have 30 days from the date of the issuance to elect to exercise its rights by giving written notice to Pure. The cash price per share to be paid by Union Oil for the additional shares of capital stock will be the market trading price per share of Pure's common stock at the time of the issuance or in the case of other capital stock, as determined in good faith by the Pure board of directors.

     Other matters

     Pure also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Pure's results of operations for a given reporting period, on the basis of management's best assessment of the ultimate amount and timing of these events, such expenses, or judgments, are not expected to have a material adverse effect on Pure's financial condition or liquidity.

(5)  Incentive Plans

     Pure 1999 Incentive Plan

     In connection with the merger agreement, Pure's board of directors adopted, and Union Oil as sole stockholder of Pure approved, the Pure 1999 Incentive Plan. The plan provides that Pure may grant awards of Pure common stock under the Pure 1999 Incentive Plan. The awards under the Pure 1999 Incentive Plan includes (a) stock options that do not qualify as incentive stock options under
Section 422 of the Internal Revenue Code, (b) stock appreciation rights, or "SARs", (c) cash awards, (d) stock awards and (e) performance awards. These awards, other than cash awards, may be settled in shares of restricted or unrestricted common stock of Pure.

     The number of shares of Pure common stock that may be subject to outstanding awards under the Pure 1999 Incentive Plan at any one time is equal to twelve percent of the total number of outstanding shares of Pure common stock plus outstanding common stock equivalents, as defined in the 1999 Pure Incentive Plan, minus the total number of shares of Pure common stock subject to outstanding awards under any other stock-based plan for employees or directors of Pure. The number of shares authorized under the Pure 1999 Incentive Plan and the number of shares subject to an award under the Pure 1999 Incentive Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers, and other changes affecting the capital stock of Pure.

     The board of directors of Pure or any committee designated by it will administer the Pure 1999 Incentive Plan. Pure intends to have its Compensation Committee administer the plan. The Compensation Committee will have broad discretion to administer the Pure 1999 Incentive Plan, interpret its provisions and adopt policies for implementing the Pure 1999 Incentive Plan.

The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of May 26, 2000 (date following closing of merger):

     Common stock outstanding                                    50,000,000
     Options awarded under the Pure 1999 Incentive Plan           3,500,000
     Assumed options from Titan                                     458,015
                                                                 ----------
     Common stock equivalents                                    53,958,015
                                                                 ==========


     Maximum shares/options allowed under the Pure 1999
      Incentive Plan                                              6,474,962

     Less: Outstanding awards under the Pure 1999 Incentive
            Plan                                                 (3,500,000)
           Outstanding options under the Titan 1996 Incentive
            Plan                                                   (345,943)
           Outstanding options under the Titan 1999 Incentive
            Plan                                                    (76,288)
           Outstanding options under the OEDC Stock Awards Plan     (35,784)
                                                                 ----------
     Shares/options available for future grant                    2,516,947
                                                                 ==========

     In connection with the merger agreement, the board of directors of Pure granted stock options to purchase Pure common stock to the then current executive officers of Titan, and to other persons who were to become executive officers of Pure, under the Pure 1999 Incentive Plan. The options granted, on December 13, 1999, are described in the following table:


     Number of      Exercise
      Options         Price             Vesting Period         Expiration Date
     ----------    ----------     -----------------------    ------------------

      1,500,000    $     9.30        Ratably over 3 years     December 13, 2009
      1,010,000    $     9.30        Ratably over 4 years     December 13, 2009
        600,000    $    17.08        Ratably over 3 years     December 13, 2009
        390,000    $    17.08        Ratably over 4 years     December 13, 2009
     ----------

      3,500,000
     ==========


     Assumed Titan Stock Options

     Pure, as part of the merger, assumed each outstanding and unexercised option to purchase a share of Titan stock issued under various Titan related employee benefit plans. As result of the merger all the outstanding Titan options fully vested. Each Titan option converted into an option to purchase
 .4302314 shares of Pure common stock at an exercise price equal to the exercise price of the Titan options divided by .4302314. At May 26, 2000, Pure assumed Titan options, on a post-merger converted basis, to purchase 458,015 shares of Pure common stock .

(6)  Other Current Liabilities

     The other current liabilities consist of the following (in thousands of dollars):

                                                   March 31,     December 31,
                                                     2000           1999
                                                -------------    ------------
                                                  (Unaudited)

     Revenue payable                             $     5,945      $       -
     Accrued oil and gas production expenses           3,853              -
     Production taxes payable                          2,204              -
     Other                                             1,101              -
                                                 -----------      ---------

                                                 $    13,103      $       -
                                                 ===========      =========

(7)  Exploration and Abandonment

     Exploration and abandonment expense consists of the following (in thousands of dollars):


                                                  Three months ended
                                                       March 31,
                                                ----------------------
                                                   2000        1999
                                                ---------   ---------

       Geological and geophysical staff         $     264   $     764
       Uneconomical exploratory projects            1,119           -
       Seismic costs                                    -         528
       Other                                            2           -
                                                ---------   ---------

                                                $   1,385   $   1,292
                                                =========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Union Oil Merger

     On December 13, 1999, Titan and Union Oil entered into an agreement to merge Titan and the Permian Basin business unit of Union Oil into a new company. The resulting company is Pure Resources, Inc., a publicly-traded company. Titan has historically included oil and gas exploration and production assets in the Permian Basin of West Texas and southeastern New Mexico, Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas.

     On May 24, 2000, the Titan stockholders approved the merger and on May 25, 2000 Union Oil and Titan closed the merger. Pure began trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000.

     Pure has approximately 50 million shares of common stock outstanding after completion of the merger. Union Oil holds approximately 65.4% (32.7 million shares) of Pure. The remaining 34.6% ownership is held by the previous stockholders of Titan common stock who are entitled to exchange each share of Titan common stock for .4302314 of a share of Pure common stock.

General

  Pure is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. Pure's strategy is to grow reserves, production and net income per share by:

 . identifying acquisition opportunities that provide significant development and exploratory drilling potential,

 . exploiting and developing its reserve base,

 . pursuing exploration opportunities for oil and gas reserves,

 . capitalizing on advanced technology to identify, explore and exploit projects, and

 . emphasizing a low overhead and operating cost structure.

     Pure uses the successful efforts method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves and geological and geophysical costs are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

Impact of Commodity Prices

     During 1998 and through the first quarter of 1999, the posted price of West Texas intermediate crude oil ("WTI" ) ranged from $15.75 to $8.00 per barrel. The WTI price for crude oil during the second quarter of 1999 to the present have shown significant improvement over those during 1998 and early 1999.

     A return of low prices for crude oil, natural gas or other commodities sold by Pure could have a material adverse effect on Pure's results of operations and cash flows, on the quantities of crude oil and natural gas that can be economically produced from its fields, and on the quantities and economic values of its proved reserves and potential resources. Such adverse pricing scenarios could result in write-downs of the carrying values of Pure's properties and materially adversely affect Pure's financial condition, as well as its results of operations and cash flows.

Impact on Pure of Ancillary Agreements and Severance Arrangements

     Stockholders Voting Agreement

     Pure, Union Oil and Jack D. Hightower (Chairman of the Board, Chief Executive Officer and President of Pure) have entered into a stockholders voting agreement in which Union Oil and Mr. Hightower have agreed to vote their shares of Pure capital stock to cause two persons designated by Mr. Hightower, up to five persons designated by Union Oil, and one person agreed upon by Union Oil and Mr. Hightower to be elected to Pure's board of directors. Under the agreement, Hightower will vote to elect to the Pure board (a) five designees of Union Oil, if Union Oil owns greater than 50% of Pure's common stock; (b) four designees of Union Oil, if Union Oil owns greater than 35% but not more than 50% of Pure's common stock; or (c) two designees of Union Oil, if Union Oil owns greater than 10% but not more than 35%.

     Union Oil will have the right to approve the nomination of the directors designated by Mr. Hightower, other than Mr. Hightower himself, which approval may not be unreasonably withheld. No more than two of the persons designated by Union Oil under the agreement may be affiliates of Union Oil. In the event that Union Oil is entitled to designate three or more persons under the agreement, one of the Union Oil affiliates designated must be approved by Mr. Hightower, and any non-Union Oil affiliate designated must be approved by Mr. Hightower.
In each case Mr. Hightower's approval may not be unreasonably withheld. Pursuant to the Merger Agreement, the board initially consists of eight directors.

     The stockholders voting agreement will terminate if Union Oil and its affiliates beneficially own less than 10% of the outstanding common stock of Pure or Mr. Hightower ceases to be the Chief Executive Officer of Pure.

     Other Matters

     Under the business opportunities agreement between Pure and Union Oil, Pure has agreed to limit its business activities. The agreement's restrictions may limit Pure's ability to diversify its operating base following the merger. Because of Pure's geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure more than if its operations were more geographically diversified.

     Titan officers were paid under existing severance and retention bonus agreements of Titan approximately $6.5 million. Pure does not believe that these payments will materially impact its liquidity.

     Mr. Hightower's employment agreement and new Pure officer severance agreements will entitle covered Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal and in some circumstances following termination of employment. On March 31, 2000, when the trading price of Titan common stock was $5.00 per share, the pro forma "per share net asset value" of Pure, calculated in accordance with the agreements, adjusted to a Titan equivalent price, was estimated at approximately $6.88. On a pro forma basis using a market price of $5.00 per share, Pure would incur a non-cash expense of approximately $10 million per year for three years to amortize the deferred compensation recorded as a result of these arrangements. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

Basis of Presentation

     The accompanying financial statements are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and support several business units. The costs were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated with Permian Basin business unit. Subsequent to December 31, 1999, results of operations for Pure include only actual costs that are directly attributable to Pure. Support costs decreased in the first quarter of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land and Lafayette offices due to the pending merger of the Permian Basin business unit with Titan.

         General and Administrative Costs

       General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs allocated from Union Oil to the Permian Basin business unit were $1.5 million for the three months ended March 31, 1999. General and administrative costs charged to the Permian Basin business unit were $800,000 for the three months ended March 31, 2000.

         Indirect Production Costs

       Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $800,000 for the three months ended March 31, 1999. Indirect production costs charged to the Permian Basin business unit were $600,000 for the three months ended March 31, 2000.

         Indirect Exploration Costs

       Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocated from Union Oil were $500,000 for the three months ended March 31, 1999. Indirect exploration costs charged to the Permian Basin business unit were $100,000 for the three months ended March 31, 2000.

Operating Data

                                                                                        Three months ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                    2000                  1999
                                                                                  --------              --------
Production:
    Oil and condensate (MBbls).................................................           926               931
    Natural gas (MMcf).........................................................         7,156             7,185
    Total (MBOE)...............................................................         2,119             2,129

Average daily production:
    Oil and condensate (Bbls)..................................................        10,176            10,344
    Natural gas (Mcf)..........................................................        78,637            79,833
    Total (BOE)................................................................        23,282            23,650

Average sales price per unit:
    Oil and condensate (per Bbl)...............................................    $    28.18         $   11.84
    Natural gas (per Mcf)......................................................    $     2.28         $    1.04
    Total (per BOE)............................................................    $    20.01         $    8.68

Expenses per BOE:
    Production costs, excluding production and other taxes.....................    $     3.27         $    3.53
    Production and other taxes.................................................    $     1.44         $    0.88
    General and administrative.................................................    $     0.40         $    0.72
    Depletion, depreciation and amortization...................................    $     3.89         $    4.12

Results of Operations

Three Months Ended March 31, 2000 as compared to Three Months Ended March 31,
1999

         Pure's revenues from the sale of oil and natural gas were $26.1 million and $16.3 million for the three months ended March 31, 2000 and $11.0 million and $7.5 million for the three months ended March 31, 1999, respectively. Compared with 1999, Pure's average oil sales prices increased by $16.35 per Bbl, or 138%, while average gas sales prices increased by $1.24 per Mcf, or 119%. Partially offsetting these factors were insignificant decreases in both oil and natural gas production.

         Pure's oil and gas production expense excluding production and other taxes were $6.9 million ($3.27 per BOE) and $7.5 million ($3.53 per BOE) for the three months ended March 31, 2000 and 1999, respectively. Production expenses were down $1.0 million due to decreased carbon dioxide injection for secondary recoveries in the Permian Basin. Indirect production costs decreased by $300,000 due to decreased support from Union Oil's Sugar Land and Lafayette offices with the pending merger of Titan and Union Oil's Permian Basin business unit in the first quarter of 2000. Partially offsetting these factors were increases in special well repair expenditures in the first quarter of 2000 due to increased commodity prices.

         Production and other taxes were $3.1 million ($1.44 per BOE) and $1.9 million ($.88 per BOE) for the three months ended March 31, 2000 and 1999, respectively. Property taxes increased by $500,000 due to an increase in the assessed value of the properties caused by increased commodity prices. Production taxes also increased by $700,000 due to increased commodity prices.

         General and administrative expenses were $800,000 ($.40 per BOE) and $1.5 million ($.72 per BOE) for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses decreased due to decreased support from Union Oil's Sugar Land and Lafayette offices with the pending merger of Titan and Union Oil s Permian Basin business unit in the first quarter of 2000.

         Depletion, depreciation, and amortization expense (DD&A) was $8.3 million ($3.89 per BOE) and $8.8 million ($4.12 per BOE) for the three months ended March 31, 2000 and 1999, respectively. DD&A decreased due to decreased production from fields with high depletion rates.

         Pure's exploration and abandonment expense was $1.4 million and $1.3 million for the three months ended March 31, 2000 and 1999, respectively. Exploration and abandonment expense decreased in 2000 by $500,000 due to decreased seismic costs. Exploration expense also decreased by $500,000 due to decreased exploratory support from the chief geologist's and chief geophysicist' s offices in Sugar Land due to the pending merger of Titan and Union Oil's Permian Basin business unit in the first quarter of 2000. One exploratory well in the North Cowden field was deemed unsuccessful in the first quarter of 2000 at a cost of approximately $1.1 million.

         Income tax expense (benefit) was $7.3 million and ($800,000) for the three months ended March 31, 2000 and 1999, respectively. Income tax expense increased due to increased earnings for the three months ended March 31, 2000 primarily caused by increased commodity prices.

Liquidity and Capital Resources

         Pure's primary source of capital resources prior to the closing of the merger was its cash flow from operations. Pure's other source of capital resources prior to the closing of the merger, if needed, was infusion of funds from Union Oil. All financing activities for Pure prior to the closing of the merger were performed at the corporate level for Union Oil and its business units, and Union Oil has historically provided cash management services through a centralized treasury system. Pure has historically maintained no cash balances and no interest has been charged or received on the cash balances transferred or received from Union Oil. Pure's net cash settlements with Union Oil were included in the owner's net investment on the balance sheets and were shown as settlements with owner in the financing activities on the statements of cash flows. The net settlements with Union Oil were $4.9 million and $5.6 million for the three months ended March 31, 2000 and 1999, respectively. Subsequent to the merger, Union Oil has not provided any additional cash management or financing services to Pure.

         Pure's primary source of capital after the closing of the merger will be its cash flow from operations. Its other source of capital, if needed, will be Titan's existing credit facilities after the merger. Pure is in the process of obtaining a new credit facility to replace the Titan credit facility. Although no specific terms are known, Pure will seek to obtain a $400 to $500 million credit facility.

Net Cash Provided by Operating Activities

         Cash flow from operating activities for Pure was $27.2 million and $6.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase in net cash provided by operating activities was primarily due to increased commodity prices. The increase in net cash provided by operating activities was also due to decreased oil and gas production expenses and decreased general and administrative expenses. This was partially offset by increased production and other taxes.

Capital Expenditures

         Capital expenditures were $22.7 million and $1.3 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures increased significantly in the first quarter of 2000 due mainly to an increase in developmental expenditures. The increased expenditures included the purchase of additional interests in the San Juan Basin, North Riley, Reinecke, and Gomez fields for $5.5 million, $3.5 million, $2.3 million and $1.0 million, respectively. Development drilling also increased by $7.3 million in the first quarter of 2000 with several new development wells being drilled in the Permian and San Juan basins. Development drilling was drastically reduced in the first quarter of 1999 primarily due to decreased commodity prices.

         Pure and Titan each estimated $50 million of capital expenditures for 2000 for a combined total of approximately $100 million. The primary sources of funding will be Pure's cash flow from operations and funding from credit facilities.

Costs Incurred

         Pure requires capital primarily for the acquisition, exploration and development of oil and gas properties as well as for general working capital needs. The following table sets forth costs incurred by Pure in its acquisition, exploration and development activities.

                                                                Three months ended
                                                                      March 31,
                                                       --------------------------------------
                                                           2000                       1999
                                                       ------------                ----------
                                                              (in thousands of dollars)
          Property acquisition:
                    Proved                             $     12,339                $        -
                    Unproved                                     53                        77
          Exploration                                         1,489                     1,394
          Development                                         9,122                     1,144
                                                       ------------                ----------
                    Total costs incurred               $     23,003                $    2,615
                                                       ============                ==========

Other Matters

Disclosure about Market Risk

       Pure historically has held no derivative instruments related to interest rate exposure risks as Union Oil has historically retained all the debt and related interest charges.

       Pure is a producer of various hydrocarbon commodities such as crude oil and condensate, natural gas and associated petroleum-based products and is subject to the associated price risks. Unocal Energy Trading, another business unit of Union Oil, has historically bought a majority of Pure's sales of crude oil and natural gas at spot prices.

       Historically, Union Oil (not Pure) has mitigated its exposure to fluctuations in crude oil and natural gas prices through Unocal Energy Trading. Unocal Energy Trading uses hydrocarbon derivative financial instruments, such as futures contracts, swaps, and options with maturities of 24 months or less to mitigate overall exposure to price changes. Historically, hedging and trading gains and losses incurred by Union Oil were not allocated to Pure and were not reflected in the Permian Basin business unit's presented results. Therefore, historically, Pure's associated price risks were not mitigated.

       Titan, currently, holds derivative commodity price instruments to hedge against fluctuations in oil and gas prices. In addition, Titan maintains debt facilities which will subject Titan and Pure to interest rate risk.

Recently Issued Accounting Pronouncements

       In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2001. Early adoption is permitted. Pure has not evaluated the effects of implementing SFAS No. 133.

Pure Unaudited Pro Forma Data

       The following reflects unaudited pro forma data related to the Contribution and merger discussed in notes 1 and 2 of the Notes to Financial Statements. The unaudited pro forma combined data assumes the Contribution and merger had taken place on March 31, 2000 with respect to the unaudited pro forma combined balance sheet and as of January 1, 2000 with respect to the unaudited pro forma combined statement of operations and related operational data. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (dollars in thousands, except per unit amounts):

Balance Sheet Data


                                                           March 31, 2000
                                                           --------------

            Current assets                                 $       27,735
            Net oil and gas properties                            522,978
            Deferred compensation                                  29,860
            Other assets                                            9,317
                                                           --------------

                        Total assets                       $      589,890
                                                           ==============

            Current liabilities                            $       32,673
            Long-term debt                                        103,648
            Other liabilities                                      20,470
            Deferred income taxes                                  46,262
            Common stock subject to repurchase                     61,865
            Equity                                                324,972
                                                           --------------

                        Total liabilities and equity       $      589,890
                                                           ==============

Statement of Operations Data

                                                                                     Three months ended
                                                                                       March 31, 2000
                                                                                -----------------------------
            Total revenues                                                      $                      64,608
            Oil and gas production costs                                                              (12,078)
            Production and other taxes                                                                 (4,809)
            General and administrative expenses                                                        (3,389)
            Amortization of deferred compensation                                                      (2,505)
            Exploration and abandonment costs                                                          (4,116)
            Depreciation, depletion and amortization                                                  (12,205)
            Other expenses, net                                                                        (1,866)
            Income tax expense                                                                         (8,275)
                                                                                -----------------------------
                        Net income                                              $                      15,365
                                                                                =============================

Operational Data

                                                                                      Three months ended
                                                                                        March 31, 2000
                                                                                ------------------------------
            Production:
                Oil (MBbls)...................................................                           1,473
                Natural gas (MMcf)............................................                          12,331
                Total (MBOE)..................................................                           3,528

            Average sales price per unit (excluding effects of hedging):
                Oil (per Bbl).................................................  $                        27.64
                Natural gas (per Mcf).........................................  $                         2.16
                Total (per BOE)...............................................  $                        19.09

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Qualitative Disclosures

     Pure in the future may hold interest rate and commodity price derivative contracts to mitigate its exposure to fluctuating, principally rising, interest rates and decreasing commodity prices. The use of interest rate and commodity price derivative contracts may expose Pure to losses due to, but not limited to,
(a) margin calls, (b) credit worthiness of counter parties and (c) other factors. Post-merger, Pure will acquire from Titan commodity price derivative contracts. Also, as a result of the Titan merger, Pure will be exposed to interest rate risk due to Titan s existing variable rate credit facilities.

     Pure historically has held no derivative instruments related to interest rate exposure risks as Union Oil has historically retained all the debt and related interest charges.

     Pure is a producer of various hydrocarbon commodities such as crude oil and condensate, natural gas and associated petroleum-based products and is subject to the associated price risks. Unocal Energy Trading, another business unit of Union Oil, has historically bought a majority of Pure's sales of crude oil and natural gas at spot prices.

     Union Oil (not Pure) has historically mitigated its exposure to fluctuations in crude oil and natural gas prices through Unocal Energy Trading. Unocal Energy Trading uses hydrocarbon derivative financial instruments, such as futures contracts, swaps, and options with maturities of 24 months or less to mitigate overall exposure to price changes. Historically, hedging and trading gains and losses incurred by Union Oil were not allocated to Pure and were not reflected in the Permian Basin business unit s presented results. Therefore, historically, Pure's associated price risks were not mitigated.

     As of March 31, 2000, Pure's primary risk exposures associated with financial instruments to which it is party include natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments did not change significantly between December 31, 1999 and March 31, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              ---------

                 2.1 Agreement and Plan of Merger, dated as of December 13, 1999, by and among Union Oil Company of California, Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), TRH, Inc. and Titan Exploration, Inc. and Amendment No. 1 to Merger Agreement dated as of April 14, 2000 (filed as Exhibit 2.1 to Titan Exploration, Inc.'s Current Report on Form 8-K filed on December 23, 1999 and Exhibit 2.2 to the Registrant's Form S-4 (No. 333-34970) and incorporated herein by reference).

                 3.1 Certificate of Incorporation of Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) (filed as Exhibit 3.1 to the Registrant's Form S-4
                         (No. 333-34970) and incorporated herein by reference).

                 3.2 Certificates of Amendment of Certificate of Incorporation of Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) (filed as Exhibit 3.2 to the Registrant's Form S-4 (No. 333-34970) and incorporated herein by reference).

                10.1     Form of Option Agreement (fixed price)

                10.2     Form of Option Agreement (premium).

                  27     Financial Data Schedule.

         (b)  Reports Submitted on Form 8-K:
              -----------------------------

              None.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PURE RESOURCES, INC.


                                  By: /s/ Jack Hightower
                                      --------------------------------------
                                      Jack Hightower
                                      President and Chief Executive Officer


                                  By: /s/ William K. White
                                      --------------------------------------
                                      William K. White
                                      Vice President and Chief Financial Officer


Date: June 5, 2000