Form 10-Q
period 2000-06-30
PURE RESOURCES INC
filed 2000-08-14
CIK 1109860

________________________________________________________________________________
________________________________________________________________________________


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                 ---------------------------------------------

                                   FORM 10-Q
                  --------------------------------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                 For the transition period from _____ to _____


                       Commission File Number:  001-15899


                              PURE RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)



                   Delaware                      74-2952918
           (State or other jurisdiction       (I.R.S. Employer
           of incorporation or                Identification No.)
           organization)



           500 W. Texas, Suite 200
               Midland, Texas                          79701
           (Address of principal executive offices)  (Zip Code)


                                 (915) 498-8600
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  No _______
                                               -----

          As of August 3, 2000, 50,026,672 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.

________________________________________________________________________________


                                        TABLE OF CONTENTS
                                        -----------------

Forward Looking Information and Risk Factors........................................................   1

                                                  PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

           Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and
               December 31, 1999....................................................................   3
           Unaudited Consolidated Statements of Operations for the Three and Six Months Ended
               June 30, 2000 and 1999...............................................................   5
           Unaudited Consolidated Statements of Cash Flows for the Three and Six Months Ended
               June 30, 2000 and 1999...............................................................   6
           Notes to Consolidated Financial Statements...............................................   7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....  17
           -------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................  27
           ----------------------------------------------------------

                                                   PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings........................................................................  29
           -----------------

Item 2.    Changes in Securities and Use of Proceeds................................................  29
           -----------------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders......................................  29
           ---------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K.........................................................  30
           --------------------------------

           Signatures...............................................................................  31


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

Item 1.  Financial Statements

     Pure Resources, Inc. ("Pure"), a Delaware corporation, was, until May 25, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan").

     On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of the Permian Basin business unit. These transactions are referred to as the "Contribution." Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan. (See Note 2 for additional information related to the Merger Agreement and the merger.) The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger is reflected in the consolidated balance sheet at June 30, 2000 and in the results of operations and cash flows since May 31, 2000. The acquisition of Titan, by Pure, was accounted for on the purchase method.

                              PURE RESOURCES, INC.
   (formerly "Union Oil Company of California's Permian Basin business unit")
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999

                                  ASSETS

                                                                                     June 30,               December 31,
                                                                                       2000                     1999
                                                                                  -------------            -------------
                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $    2,290               $        -
  Accounts receivable:
    Oil and gas                                                                        38,647                        -
    Other                                                                                 657                        -
  Prepaid expenses and other current assets                                             1,371                        -
                                                                                  -------------            -------------
    Total current assets                                                               42,965                        -
                                                                                  -------------            -------------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
    Proved properties                                                               1,089,938                  825,144
    Unproved properties                                                                16,899                    3,367
  Accumulated depletion, depreciation and amortization                               (554,081)                (536,982)
                                                                                  -------------            -------------
                                                                                      552,756                  291,529
                                                                                  -------------            -------------

Other property and equipment, net                                                       5,180                      281

Deferred compensation (Note 5)                                                         26,754                        -

Receivables for under-delivered gas                                                     4,657                    2,880
                                                                                  -------------            -------------

                                                                                   $  632,312                $ 294,690
                                                                                  =============            =============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                          Consolidated Balance Sheets
                            (dollars in thousands)


        LIABILITIES AND STOCKHOLDERS' EQUITY AND OWNER'S NET INVESTMENT


                                                                                      June 30,       December 31,
                                                                                       2000             1999
                                                                                  --------------   --------------
                                                                                    (Unaudited)
Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                                                            $ 18,336         $      -
    Mark-to-market obligation                                                          17,288                -
    Other (Note 8)                                                                     20,056                -
                                                                                  --------------   --------------
      Total current liabilities                                                        55,680                -
                                                                                  --------------   --------------
Long-term debt                                                                         96,000                -

Liabilities for over-delivered gas                                                     10,504            6,742

Accrued abandonment, restoration and environmental liabilities                         13,270           11,613

Deferred income taxes                                                                  49,951           73,711

Common stock subject to repurchase                                                     76,744                -


Stockholders' equity and owner's net investment:
  Preferred stock, $.01 par value, 10,000,000 shares authorized; none
    issued and outstanding                                                                  -                -
  Common stock, $.01 par value, 200,000,000 shares authorized; 50,023,856 shares
    issued and outstanding at June 30, 2000                                               500                -
  Additional paid-in capital                                                          331,609                -
  Notes receivable - affiliates                                                        (6,738)               -
  Deferred compensation (Note 7)                                                       (2,751)               -
  Retained earnings                                                                     7,543
  Owner's net investment                                                                    -          202,624
                                                                                  --------------   --------------
      Total stockholders' equity and owner's net investment                           330,163          202,624
                                                                                  --------------   --------------
  Commitments and contingencies (Note 5)
                                                                                     $632,312         $294,690
                                                                                  ==============   ==============

                                    See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
   (formerly Union Oil Company of California's Permian Basin business unit")
                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                    Three months ended              Six months ended
                                                                        June 30,                         June 30,
                                                               -------------------------        -------------------------
                                                                   2000         1999                2000        1999
                                                               ------------ ------------        ------------ ------------
Revenues:
      Oil sales                                                 $  30,648    $  14,174           $  56,746    $  25,195
      Gas sales                                                    25,075       12,781              41,375       20,239
      Gas processing                                                   62          249                 180          489
                                                               ------------ ------------        ------------ ------------
              Total revenues                                       55,785       27,204              98,301       45,923
                                                               ------------ ------------        ------------ ------------

Expenses:
     Oil and gas production                                        10,552        7,315              17,471       14,825
     Production and other taxes                                     5,147        2,049               8,202        3,930
     General and administrative                                     2,277        2,030               3,122        3,566
     Amortization of deferred compensation                          1,027            -               1,027            -
     Exploration and abandonment (Note 9)                           1,348          879               3,078        2,360
     Depletion, depreciation and amortization                       9,454        8,254              17,350       16,842
                                                               ------------ ------------        ------------ ------------
              Total expenses                                       29,805       20,527              50,250       41,523
                                                               ------------ ------------        ------------ ------------

              Operating income                                     25,980        6,677              48,051        4,400
                                                               ------------ ------------        ------------ ------------

Other income (expense):
     Interest income                                                   32            -                  32            -
     Interest expense                                                (661)           -                (661)           -
     Gain (loss) on sale of assets                                  1,250          (42)              1,250          (63)
     Other                                                           (350)           -              (1,446)           -
                                                               ------------ ------------        ------------ ------------

              Income before income taxes                           26,251        6,635              47,226        4,337

Income tax expense                                                 (9,229)      (2,177)            (16,530)      (1,423)
                                                               ------------ ------------        ------------ ------------

              Net income                                          $17,022      $ 4,458            $ 30,696      $ 2,914
                                                               ============ ============        ============ ============

              Net income per share                                  $0.44        $0.14               $0.86        $0.09
                                                               ============ ============        ============ ============

              Net income per share - assuming dilution              $0.44        $0.14               $0.86        $0.09
                                                               ============ ============        ============ ============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
   (formerly Union Oil Company of California's Permian Basin business unit")
                Unaudited Consolidated Statements of Cash Flows
                                (in thousands)

                                                                           Three months ended              Six months ended
                                                                                 June 30,                       June 30,
                                                                        -----------------------        -----------------------
                                                                            2000        1999              2000         1999
                                                                        ----------   ----------        ----------   ----------
Cash flows from operating activities:
     Net income                                                          $ 17,022     $ 4,458           $ 30,696     $  2,914
     Adjustment to reconcile net income to net cash provided by operating activities:
         Depletion, depreciation and amortization                           9,454       8,254             17,350       16,842
         Amortization of deferred compensation                              1,027           -              1,027            -
         Amortization mark-to-market obligation                            (1,991)          -             (1,991)           -
         Exploration and abandonments                                         625          70              2,088          234
         Gain (loss) on sale of assets                                     (1,250)         42             (1,250)          63
         Deferred income taxes                                              1,942         520              3,307          340
         Other items                                                         (300)          -                  -            -

     Changes in assets and liabilities, excluding acquisition:
         Accounts receivable                                              (14,483)          -            (26,748)           -
         Prepaid expenses and other current assets                             56           -                (62)           -
         Receivable for under-delivered gas                                  (875)        476             (1,697)         534
         Other assets                                                         213           -                  -            -
         Accounts payable and accrued liabilities                           3,435           -             19,478            -
         Income taxes payable                                               3,000           -              3,000            -
         Liabilities for over-delivered gas                                 1,233        (217)             1,597         (503)
         Other non-current liabilities                                         89        (221)               (50)        (236)
                                                                        ----------   ----------        ----------   ----------
           Total adjustments                                                2,175       8,924             16,049       17,274
                                                                        ----------   ----------        ----------   ----------
           Net cash provided by operating activities                       19,197      13,382             46,745       20,188
                                                                        ----------   ----------        ----------   ----------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                                      (659)          -               (659)           -
     Investment in oil and gas properties                                 (13,150)     (3,871)           (35,883)      (5,194)
     Additions to other property and equipment                               (101)          -               (101)           -
     Proceeds from sale of assets                                           1,189          77              1,250          181
     Notes receivable - affiliates                                          2,815           -              2,815            -
                                                                        ----------   ----------        ----------   ----------
           Net cash used in investing activities                           (9,906)     (3,794)           (32,578)      (5,013)
                                                                        ----------   ----------        ----------   ----------
Cash flows from financing activities:
     Payments of revolving debt, net                                      (10,863)          -            (10,863)           -
     Exercise of stock options                                                302           -                302            -
     Cash contribution from stockholder                                    14,528           -             14,528            -
     Net settlements with owner                                           (10,968)     (9,588)           (15,844)     (15,175)
                                                                        ----------   ----------        ----------   ----------
           Net cash used in financing activities                           (7,001)     (9,588)           (11,877)     (15,175)
                                                                        ----------   ----------        ----------   ----------
           Net increase in cash and cash equivalents                        2,290           -              2,290            -

Cash and cash equivalents, beginning of period                                  -           -                  -            -
                                                                        ----------   ----------        ----------   ----------
Cash and cash equivalents, end of period                                 $  2,290     $     -           $  2,290     $      -
                                                                        ==========   ==========        ==========   ==========

         See accompanying notes to consolidated financial statements.

                              PURE RESOURCES, INC.
   (formerly "Union Oil Company of California's Permian Basin business unit")
                   Notes to Consolidated Financial Statements
                             June 30, 2000 and 1999
                                  (Unaudited)


(1)  Organization, Nature of Operations and Basis of Presentation

     Organization

     Pure Resources, Inc. ("Pure"), a Delaware corporation, was, until May 25, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan").

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

     On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of the Permian Basin business unit. These transactions are referred to as the "Contribution." Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan. (See Note 2 for additional information related to the Merger Agreement and the merger.) The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger is reflected in the consolidated balance sheet at June 30, 2000 and in the results of operations and cash flows since May 31, 2000. The acquisition of Titan, by Pure, was accounted for on the purchase method.

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

     Basis of Presentation

     The accompanying consolidated financial statements, prior to the merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and support several business units. The costs were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by Union Oil's management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated only with the Permian Basin business unit. Subsequent to December 31, 1999, results of operations for Pure include only actual costs that are attributable to Pure. Support costs decreased in the first and second quarter of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land, Texas and Lafayette, Louisiana offices due to the then pending merger of the Permian Basin business unit with Titan.

     General and Administrative Costs

     General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs allocated from Union Oil to the Permian Basin business unit were $2.0 million and $3.5 million for the three and six months ended June 30, 1999, respectively. General and administrative costs charged to the Permian Basin business unit were $600,000 and $1.4 million for the three and six months ended June 30, 2000, respectively.

     Indirect Production Costs

     Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $700,000 and $1.5 million for the three and six months ended June 30, 1999, respectively. Indirect production costs charged to the Permian Basin business unit were $300,000 and $600,000 for the three and six months ended June 30, 2000, respectively.

     Indirect Exploration Costs

     Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocated from Union Oil were $400,000 and $900,000 for the three and six months ended June 30, 1999, respectively. Indirect exploration costs charged to the Permian Basin business unit were $100,000 and $200,000 for the three and six months ended June 30, 2000, respectively.

     Cash Management Services

     Historically, Union Oil provided cash management services to Pure through a centralized treasury system with the associated transactions recorded via intercompany accounts. Pure historically had not maintained cash balances, and no interest had been charged or received. Pure's net cash settlement with Union Oil and amounts for allocated costs from Union Oil were included in the owner's net investment on the consolidated balance sheet. Subsequent to the merger, Union Oil has not provided any cash management services to Pure.

     Prior to January 1, 2000 as a result of cash management services referred to in the paragraph above, Union Oil did not allocate specific working capital components to Pure. Cash flow from operating activities, prior to January 1, 2000, did not include the effect of changes in certain working capital accounts. The amounts were included in net settlements with owners.

     Subsequent to December 31, 1999, cash management for Pure continued to be provided by Union Oil up to the date of merger; however, working capital, as it related to operations subsequent to December 31, 1999 was allocated to Pure as reflected in the consolidated balance sheet as of June 30, 2000.

     Other

     In the opinion of management, the unaudited consolidated financial statements of Pure as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Pure's Registration Statement on Form S-4, filed on April 18, 2000.

     Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to the 1999 and first quarter of 2000 amounts to conform to the June 30, 2000 presentations.

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

     Simultaneously with the merger, the Contribution occurred and Union Oil received 32,708,067 shares of Pure common stock. Immediately following the Contribution and the merger, Union Oil owned approximately 65.4% of outstanding Pure common stock. Titan stockholders acquired the remaining 34.6% of Pure's outstanding common stock in the merger and exchanged each share of Titan common stock owned for .4302314 ("Exchange Ratio") of a share of Pure common stock.

     At the effective time of the merger, each outstanding option to purchase Titan common stock under the Titan's stock option plans (each a "Titan Common Stock Option") was assumed by Pure (each an "Assumed Option") and became an option to purchase that number of shares of Pure common stock equal (subject to rounding) to the number of shares of Titan common stock that was subject to such option immediately prior to the merger, multiplied by the Exchange Ratio. The exercise price of each Assumed Option is equal to the quotient determined by dividing the exercise price per share of the Titan common stock at which the Titan Common Stock Option was exercisable immediately prior to the effective time of the merger by the Exchange Ratio, rounded to the nearest whole cent.

   The acquisition was made by the issuance of approximately 17.3 million shares of Pure's common stock to the stockholders of Titan. The results of operations of Titan have been included with Pure's since May 31, 2000.

   The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities, in thousands:

              Recorded amount of assets acquired              $275,614
              Deferred income tax asset                         27,031
              Liabilities assumed                             (150,560)
              Common stock issued and stock options assumed   (151,426)
                                                               -------
              Cash costs, net of cash acquired                $    659
                                                               =======

   The liabilities assumed primarily include amounts recorded for preacquisition contingencies, debt of Titan of $106.9 million, and a mark-to-market hedge obligation of $19.3 million.

   Pro Forma Results of Operations (Unaudited)

   The following table reflects the pro forma results of operations for the six months ended June 30, 2000 and 1999 as though the Titan merger and the Contribution had occurred as of January 1, 1999. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).


                                                                             Six months ended June 30,
                                                                         ----------------------------------
                                                                               2000              1999
                                                                         ---------------    ---------------
               Revenues                                                  $ 136,481          $   78,143
               Net income (loss)                                         $  35,936          $  (17,515)
               Net income (loss) per common share                        $    0.72          $    (0.35)
               Net income (loss) per common share - assuming dilution    $    0.71          $    (0.35)

(3)  Debt

     Debt consists of the following (in thousands):


                                               June 30,         December 31,
                                                 2000               1999
                                           -------------       -------------

              Line of Credit                $   96,000          $      -
              Unsecured line of credit               -                 -
                                           -------------       -------------
                                            $   96,000          $      -
                                           =============       =============

     Line of Credit

     As a result of the Titan merger, Pure assumed an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. All amounts outstanding are due and payable in full on July 1, 2001. The borrowing base, which is $175 million at June 30, 2000, is subject to redetermination annually each April by the lenders based on certain proved oil and gas reserves and other assets of Pure. At June 30, 2000, the outstanding principal was $96 million and the available borrowing capacity was approximately $79 million. Pure is currently in the process of negotiating a new credit facility.

   Unsecured Credit Agreement

   As a result of the Titan merger, Pure assumed a credit agreement, as amended (the "Unsecured Credit Agreement"), with the Bank which establishes a revolving credit facility, up to the maximum of $5 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancelable at anytime by the Bank. The interest of each loan under the Unsecured Credit Agreement is at a rate determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At June 30, 2000, there was no outstanding principal balance under the Unsecured Credit Agreement.


(4)  Accrued Abandonment, Restoration and Environmental Liabilities

     At June 30, 2000 and December 31, 1999, Pure had accrued $12.1 million and $11.3 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $29.5 million at June 30, 2000 and December 31, 1999. This estimate is based on abandonment cost studies performed by a third party.

     Pure's reserve for environmental remediation obligations totaled $1.1 million and $342,000 as of June 30, 2000 and December 31, 1999, respectively.


(5)  Commitments and Contingencies

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

     As discussed in Note 4, Pure had accrued $1.1 million and $342,000 at June 30, 2000 and December 31, 1999, respectively, for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

     Pure Resources Employment and Severance Agreements

     Under circumstances specified in the new employment and/or severance agreements entered into between Pure and its officers, each covered officer may have the right to require Pure to purchase shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The amount reflected in the consolidated balance sheet at June 30, 2000, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's shares, owned prior to December 1, 1999, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. This arrangement will be treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period with any changes after three years being expensed in the period of determination. On an annualized basis, at June 30, 2000, Pure would incur a non-cash expense of approximately $9.2 million per year to amortize the deferred compensation recorded as a result of these arrangements.

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

     Non-Dilution Agreement

     Pure and Union Oil entered into a non-dilution agreement that provides Union Oil with the right to maintain its percentage ownership of Pure. If Pure issues capital stock, other than common stock issued under board-approved incentive plans, for cash or credit, Union Oil will have the right to purchase or subscribe for the number or amount of such capital stock equal to its ownership percentage of Pure, up to 65.4%, at the same price at which the capital stock is being issued. Pure must provide Union Oil with notice of an issuance subject to this preemptive right at least 10 days prior to the issuance and, if Union Oil elects to exercise the right, it must do so in such a way as not to delay pricing and closing of the issuance. The preemptive right given by Pure will terminate if unexercised within 10 days after receipt of the notice of the issuance of the capital stock.

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

     Office Lease Agreement

     In July 2000, Pure entered into a ten year office lease agreement with an affiliate of Jack Hightower, Chief Executive Officer and Chairman of the Board for Pure. The lease agreement terms are comparable to those that could be reached in an arms-length transaction with a third party. The annual base rent for years 1 through 5 is approximately $1.2 million per year and for years 6 through 10 is approximately $1.3 million per year.

     Letters of Credit

     At June 30, 2000, Pure had outstanding letters of credit of $144,000, which were issued through the Credit Agreement.

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

(6)  Earnings per Common Share

   The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):


                                                              Three months ended             Six months ended
                                                                    June 30,                      June 30,
                                                          -------------------------      -----------------------
                                                              2000           1999            2000        1999
                                                          ----------     ----------      ----------   ----------
       Numerator:
         Net income and numerator for basic and diluted
         net income per common share - income available
         to common stockholders                             $17,022        $ 4,458         $30,696      $ 2,914
                                                          ----------     ----------      ----------   ----------
      Denominator:
         Denominator for basic net income per common
         share - weighted average common shares (a)          38,410         32,709          35,559       32,709

         Effect of dilutive securities - employee stock
         options not subject to "put" right                      31              -              16            -

         Dilutive effect of officers' stock options
         subject to the "put" right under
         employment/severance agreements (Note 5)                15              -               7            -

         Dilutive effect of officers' individual common
         stock held subject to the "put" right under
         employment/severance agreements (Note 5)               181              -              91            -
                                                          ----------     ----------      ----------   ----------
         Denominator for diluted net income per common
         share - adjusted weighted average common shares
         and assumed conversions                             38,637         32,709          35,673       32,709
                                                          ==========     ==========      ==========   ==========

         Basic net income per common share                  $  0.44        $  0.14         $  0.86      $  0.09
                                                          ==========     ==========      ==========   ==========

         Diluted net income per common share                $  0.44        $  0.14         $  0.86      $  0.09
                                                          ==========     ==========      ==========   ==========

----------------------
(a) Assumes common stock Union Oil received for its contribution of the Permian Basin business unit was issued and outstanding since January 1, 1999.

     Employee stock options to purchase 4,947,363 shares of common stock were outstanding at June 30, 2000 but only 4,361,442 and 4,361,442 were included in the computation of diluted net income per common share for the three and six months ended June 30, 2000, due to the average market price of Pure common stock being greater than the option price. The remaining 585,921 and 585,921 shares for the three and six months ended June 30, 2000 were anti-dilutive due to (a) the option price being greater than the average market price of the common stock of Pure, since May 26, 2000 or (b) the assumed proceeds under the treasury stock method derived more shares being repurchased than the related options. There were no potentially dilutive securities in 1999.

(7)  Incentive Plans

     Pure 1999 Incentive Plan

     In connection with the merger agreement, Pure's board of directors adopted, and Union Oil as sole stockholder of Pure approved, the Pure 1999 Incentive Plan. The plan provides that Pure may grant awards of Pure common stock under the Pure 1999 Incentive Plan. The awards under the Pure 1999 Incentive Plan include (a) stock options that do not qualify as incentive stock options under
Section 422 of the Internal Revenue Code, (b) stock appreciation rights, or "SARs", (c) cash awards, (d) stock awards and (e) performance awards. These awards, other than cash awards, may be settled in shares of restricted or unrestricted common stock of Pure.

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

     The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of June 30, 2000:

            Common stock outstanding                                                                   50,023,856
            Options awarded under the Pure 1999 Incentive Plan                                          4,663,560
            Assumed options from Titan                                                                    458,015
            Options exercised                                                                             (23,996)
            Options cancelled/forfeited                                                                  (150,216)
                                                                                                       -----------
            Common stock equivalents                                                                   54,971,219
                                                                                                       ===========

            Maximum shares/options allowed under the Pure 1999 Inccentive Plan                          6,596,546

            Less:  Outstanding awards under the Pure 1999 Incentive Plan                               (4,513,560)
                   Outstanding options under the Titan 1996 Incentive Plan                               (336,984)
                   Outstanding options under the Titan 1999 Incentive Plan                                (79,032)
                   Outstanding options under the OEDC Stock Awards Plan                                   (17,787)
                                                                                                       -----------
            Shares/options available for future grant                                                   1,649,183
                                                                                                       ===========

   In connection with the merger agreement, the board of directors of Pure granted stock options to purchase Pure common stock to the officers of Pure, under the Pure 1999 Incentive Plan. The options granted, on December 13, 1999, are described in the following table:

            Number of         Exercise
             Options           Price              Vesting Period        Expiration Date
          ------------      -----------         ------------------     -----------------
           1,500,000          $ 9.30            Ratably over 3 years    December 13, 2009
           1,010,000          $ 9.30            Ratably over 4 years    December 13, 2009
             600,000          $17.08            Ratably over 3 years    December 13, 2009
             390,000          $17.08            Ratably over 4 years    December 13, 2009
        ------------

           3,500,000
        ============

   As of June 30, 2000, Pure granted 1,163,560 additional options to non-officers. Certain grants were done at an exercise price below Pure's stock price on the date of grant; consequently, Pure recorded deferred compensation of $3.0 million. The deferred compensation will be amortized over the vesting period, generally four years.

   Assumed Titan Stock Options

   Pure, as part of the merger, assumed each outstanding and unexercised option to purchase a share of Titan stock issued under various Titan related employee benefit plans. As a result of the merger all the outstanding Titan options fully vested. Each Titan option converted into an option to purchase .4302314 shares of Pure common stock at an exercise price equal to the exercise price of the Titan options divided by .4302314. At May 26, 2000, Pure assumed Titan options, on a post-merger converted basis, to purchase 458,015 shares of Pure common stock.

(8)  Other Current Liabilities

     The other current liabilities consist of the following (in thousands):

                                                June 30,        December 31,
                                                 2000              1999
                                            ---------------   ---------------
                                              (Unaudited)
Accrued oil and gas production expenses         $ 15,663         $      -
Income taxes payable                               3,000                -
Accrued interest payable                           1,187                -
Other                                                206                -
                                            ---------------   ---------------
                                                $ 20,056         $      -
                                            ===============   ===============

(9)  Exploration and Abandonment

     Exploration and abandonment expense consists of the following (in thousands):

                                           Three months ended               Six months ended
                                                June 30,                        June 30,
                                       ---------------------------     -------------------------
                                            2000         1999               2000       1999
                                       -------------  ------------     ------------  -----------
Geological and geophysical staff        $       596    $      527       $       860    $     944
Uneconomical exploratory projects               271             -             1,389            -
Impaired unproved properties                    423           189               768          376
Scismic costs                                     9            55                 9          582
Other                                            50           108                52          458
                                       -------------  ------------     ------------  -----------
                                        $     1,349     $     879       $     3,078    $   2,360
                                       =============  ============     ============  ===========

(10) Derivative Financial Instruments

   Pure may utilize various option and swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The index price for the natural gas collars settles based on NYMEX Henry Hub, while the oil collar settles based on the prices for West Texas Intermediate on NYMEX. The basis swaps lock in the basis differential between NYMEX Henry Hub and the El Paso/Permian delivery point or the Waha West Texas delivery point.

   The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at June 30, 2000, all of which were assumed as a result of the Titan merger:

                                                                   2000                    2001
                                                                ----------              ---------
        Gas related derivatives:
         Collar options (a)
          Volume (MMBtu)                                        5,520,000                4,065,000
          Index price per MMBtu (floor-ceiling prices)        $2.60 - $3.32            $2.60 - $3.32

        Basis swaps:
         Volume (MMBtu)                                         5,060,000                4,065,000
         Index Price per MMBtu                                $.095 - $.120            $.095 - $.120

        Oil related derivatives:
         Collar options:
          Volume (Bbls)                                          644,000                  452,500
          Index price per Bbl (floor-ceiling prices)         $16.50 - $23.40          $16.50 - $20.48

--------------------

(a) Includes amounts in which a counterparty has the option to extend the collar option from October 1, 2000 to June 30, 2001, on volumes of 15,000 MMBtu per day at a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively.

   As a result of the Titan merger, Pure marked to market as of the merger date all the outstanding financial derivatives held by Titan which resulted in a liability of approximately $19.3 million, see Note 2. The mark-to-market obligation will be amortized as a non-cash benefit to oil and gas revenues over the remaining term of the hedges as the related production takes place.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Union Oil Merger
-----------------

     On December 13, 1999, Titan and Union Oil entered into an agreement to merge Titan and the Permian Basin business unit of Union Oil into a new company. The resulting company is Pure Resources, Inc., a publicly-traded company. Titan's assets historically included oil and gas exploration and production assets in the Permian Basin of West Texas and southeastern New Mexico, Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas.

   On May 24, 2000, the Titan stockholders approved the merger and on May 25, 2000 Union Oil and Titan closed the merger. Pure began trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000.

      Pure has approximately 50 million shares of common stock outstanding after completion of the merger. Union Oil holds approximately 65.4% (32.7 million shares) of Pure. The remaining 34.6% (17.3 million shares) ownership is held by the previous stockholders of Titan common stock who exchanged each share of Titan common stock for .4302314 of a share of Pure common stock.

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

Impact of Commodity Prices

   During 1998 and through the first quarter of 1999, the posted price of West Texas intermediate crude oil ("WTI") ranged from $15.75 to $8.00 per barrel. The WTI prices for crude oil from the second quarter of 1999 to the present have shown significant improvement over those during 1998 and early 1999.

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

  Mr. Hightower's employment agreement and new Pure officer severance agreements will entitle covered Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal and in some circumstances following termination of employment. On June 30, 2000, when the trading price of Pure common stock was $17.88 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements was estimated at approximately $18.76. At June 30, 2000, Pure would incur a non-cash expense of approximately $9.2 million per year for three years to amortize the deferred compensation recorded as a result of these arrangements. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

Basis of Presentation

   The accompanying consolidated financial statements, prior to the merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and support several business units. The costs were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by Union Oil's management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated with Permian Basin business unit. Subsequent to December 31, 1999, results of operations for Pure include only actual costs that are attributable to Pure. Support costs decreased in the first and second quarters of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land, Texas and Lafayette, Louisiana offices due to the then pending merger of the Permian Basin business unit with Titan.

   General and Administrative Costs

   General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs allocated from Union Oil to the Permian Basin business unit were $2.0 million and $3.5 million for the three and six months ended June 30, 1999, respectively. General and administrative costs charged to the Permian Basin business unit were $600,000 and $1.4 million for the three and six months ended June 30, 2000, respectively.

   Indirect Production Costs

   Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $700,000 and $1.5 million for the three and six months ended June 30, 1999, respectively. Indirect production costs charged to the Permian Basin business unit were $300,000 and $600,000 for the three and six months ended June 30, 2000, respectively.

   Indirect Exploration Costs

   Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocated from Union Oil were $400,000 and $900,000 for the three and six months ended June 30, 1999, respectively. Indirect exploration costs charged to the Permian Basin business unit were $100,000 and $200,000 for the three and six months ended June 30, 2000, respectively.

Operating Data

                                                                    Three months ended              Six months ended
                                                                         June 30,                       June 30,
                                                                -------------------------     ---------------------------
                                                                  2000             1999          2000            1999
                                                                ----------      ---------     ----------      -----------
Production:
  Oil and condensate (MBbls)....................................  1,113              894         2,039            1,825
  Natural gas (MMcf)............................................  8,523            7,536        15,679           14,721
  Total (MBOE)..................................................  2,534            2,150         4,652            4,278

Average daily production:
  Oil and condensate (Bbls).....................................  12,231            9,824        11,205           10,082
  Natural gas (Mcf).............................................  93,662           82,810        86,150           81,332
  Total (BOE)...................................................  27,841           23,626        25,564           23,638

Average sales price per unit (excluding effects of hedging):
  Oil and condensate (per Bbl)..................................  $ 27.83          $ 15.86       $ 27.99          $ 13.81
  Natural gas (per Mcf).........................................  $  2.94          $  1.70       $  2.64          $  1.37
  Total (per BOE)...............................................  $ 22.12          $ 12.54       $ 21.16          $ 10.62

Average sales price per unit (including effects of hedging):
  Oil and condensate (per Bbl)..................................  $ 27.54          $ 15.86       $ 27.83          $ 13.81
  Natural gas (per Mcf).........................................  $  2.94          $  1.70       $  2.64          $  1.37
  Total (per BOE)...............................................  $ 21.99          $ 12.54       $ 21.09          $ 10.62

Expenses per BOE:
  Production costs, excluding production and other taxes........  $  4.16          $  3.40        $  3.76         $  3.46
  Production and other taxes....................................  $  2.03          $  0.95        $  1.76         $  0.92
  General and administrative....................................  $  0.90          $  0.94        $  0.67         $  0.83
  Depletion, depreciation and amortization......................  $  3.73          $  3.84        $  3.73         $  3.94

Results of Operations

   Pure completed the Titan merger in May 2000. The results of operations and cash flows for Pure include the Titan results of operations and cash flows for the month of June 2000.

   Three Months Ended June 30, 2000 as compared to Three Months Ended June 30, 1999

     Pure's revenues from the sale of oil and natural gas were $30.6 million and $25.1 million for the three months ended June 30, 2000 and $14.2 million and $12.8 million for the three months ended June 30, 1999, respectively. Compared with 1999, Pure's average oil sales prices increased by $12.07 per Bbl, or 76%, while average gas sales prices increased by $1.24 per Mcf, or 73%. The increase in production of 384,000 BOE in 2000 is primarily the result of the Titan merger, offset by normal production declines. The Titan properties contributed approximately 486,000 BOE of production in 2000.

     Pure's oil and gas production expenses excluding production and other taxes were $10.6 million ($4.16 per BOE) and $7.3 million ($3.40 per BOE) for the three months ended June 30, 2000 and 1999, respectively. Production expenses increased $3.3 million which is primarily the result of (a) production costs from the Titan properties in June 2000, (b) an increase of $1.2 million in special well repair expenditures between periods, (c) costs related to the assimilation of the Titan properties without the effects of any economies of scale, and (d) decrease of $400,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure will no longer incur Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

     Production and other taxes were $5.1 million ($2.03 per BOE) and $2.0 million ($.95 per BOE) for the three months ended June 30, 2000 and 1999, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger.

     General and administrative expenses were $2.3 million ($.90 per BOE) and $2.0 million ($.94 per BOE) for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses increased as a result of (a) the Titan merger, (b) subsequent to merger, the classification of certain costs as general and administrative versus production expense as noted above, and (c) offset by a $1.4 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure will no longer incur Union Oil's indirect costs.

     Depletion, depreciation, and amortization expense (DD&A) was $9.5 million ($3.73 per BOE) and $8.3 million ($3.84 per BOE) for the three months ended June 30, 2000 and 1999, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the Titan properties for the month of June 2000.

     Pure's exploration and abandonment expense was $1.3 million and $892,000 for the three months ended June 30, 2000 and 1999, respectively. Increase in exploration expenses is primarily related to (a) increase in geological and geophysical staff and related costs as a result of the Titan merger and (b) offset by a $300,000 decrease in Union Oil's indirect costs between periods.

     In 2000, Pure has interest expense due to assuming the debt of Titan in the merger.

     Other expense primarily relates to transitional type costs associated with the merger, the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the merger.

     Income tax expense was $9.2 million and $2.2 million for the three months ended June 30, 2000 and 1999, respectively. Income tax expense increased due to increased earnings between periods.

   Six Months Ended June 30, 2000 as compared to Six Months Ended June 30, 1999

     Pure's revenues from the sale of oil and natural gas were $56.7 million and $41.4 million for the six months ended June 30, 2000 and $25.2 million and $20.2 million for the six months ended June 30, 1999, respectively. Compared with 1999, Pure's average oil sales prices increased by $14.23 per Bbl, or 103%, while average gas sales prices increased by $1.27 per Mcf, or 93%. The increase in production of 375,000 BOE in 2000 is primarily the result of the Titan merger, offset by normal production declines. The Titan properties contributed approximately 486,000 BOE of production in 2000.

     Pure's oil and gas production expenses excluding production and other taxes were $17.5 million ($3.76 per BOE) and $14.8 million ($3.46 per BOE) for the six months ended June 30, 2000 and 1999, respectively. Production expenses increased $2.7 million which is the result of (a) production costs from the Titan properties in June 2000, (b) an increase of $1.9 million in special well repair expenditures between periods, (c) costs related to the assimilation of the Titan properties without the effects of any economies of scale, and (d) decrease of $900,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure will no longer incur Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

     Production and other taxes were $8.2 million ($1.76 per BOE) and $3.9 million ($.92 per BOE) for the six months ended June 30, 2000 and 1999, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger.

     General and administrative expenses were $3.1 million ($.67 per BOE) and $3.6 million ($.83 per BOE) for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses have decreased as a result of
(a) a $2.1 million decrease in Union Oil's indirect costs between periods, (b) offset by the Titan merger increasing costs, and (c) subsequent to merger, the classification of certain costs as general and administrative versus production expense as noted above. As of the date of the Titan merger, Pure will no longer incur Union Oil's indirect costs.

     Depletion, depreciation, and amortization expense (DD&A) was $17.4 million ($3.73 per BOE) and $16.8 million ($3.94 per BOE) for the six months ended June 30, 2000 and 1999, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the Titan properties for the month of June 2000.

     Pure's exploration and abandonment expense was $3.1 million and $2.4 million for the six months ended June 30, 2000 and 1999, respectively. Increase in exploration expenses is primarily related to (a) increase in geological and geophysical staff and related costs as a result of the Titan merger and (b) offset by a $700,000 decrease in Union Oil's indirect costs between periods.

     In 2000, Pure has interest expense due to assuming the debt of Titan in the merger.

     Other expense primarily relates to transitional type costs associated with the merger, the Union Oil contribution of properties into Pure and certain costs of Union Oil directly related to the merger.

     Income tax expense was $16.5 million and $1.4 million for the six months ended June 30, 2000 and 1999, respectively. Income tax expense increased due to increased earnings between periods.

Liquidity and Capital Resources

   Pure's primary source of capital after the merger will be its cash flow from operations. Its other source of capital, if needed, will be Titan's existing credit facilities after the merger. Pure is in the process of obtaining a new credit facility to replace the Titan credit facility. Although no specific terms are known, Pure will seek to obtain a $400 to $500 million credit facility.

     Pure's primary source of capital resources prior to the merger was its cash flow from operations. Pure's other source of capital resources prior to the merger, if needed, was infusion of funds from Union Oil. All financing activities for Pure prior to the closing of the merger were performed at the corporate level for Union Oil and its business units, and Union Oil has historically provided cash management services through a centralized treasury system. Pure has historically maintained no cash balances and no interest has been charged or received on the cash balances transferred or received from Union Oil. Pure's net cash settlements with Union Oil were included in the owner's net investment on the balance sheets and were shown as settlements with owner in the financing activities on the consolidated statements of cash flows. The net settlements with Union Oil were $15.8 million and $15.2 million for the six months ended June 30, 2000 and 1999, respectively. Subsequent to the merger, Union Oil has not provided any additional cash management services to Pure.

     Net Cash Provided by Operating Activities

     Cash flow from operating activities for Pure was $19.2 million and $46.7 million for the three and six months ended June 30, 2000 compared to $13.3 million and $20.2 million for the three and six months ended June 30, 1999. The increase in net cash provided by operating activities was primarily due to increased commodity prices.

Capital Expenditures

   Capital expenditures were $13.3 million and $36.0 million for the three and six months ended June 30, 2000 as compared to $3.9 million and $5.2 million for the three and six months ended June 30, 1999, respectively. Capital expenditures increased significantly in the second quarter of 2000 due mainly to an increase in developmental expenditures. The increased expenditures included the purchase of additional interests in the San Juan Basin, North Riley, Reinecke, and Gomez fields for $5.5 million, $3.5 million, $2.3 million and $1.0 million, respectively. Development drilling was significantly reduced in the first and second quarters of 1999 primarily due to decreased commodity prices.

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

                                                  Three months ended                    Six months ended
                                                       June 30,                              June 30,
                                              ---------------------------           -------------------------
                                                  2000          1999                    2000        1999
                                              -----------    ------------           ------------  ------------
                                                                  (in thousands of dollars)
        Property acquisition:
                Proved (a)                      $ 231,756     $       39             $ 244,393      $      39
                Unproved (a)                       13,297              3                12,684             80
        Exploration                                 3,435            723                 4,536          2,117
        Development                                 7,992          3,798                19,421          4,942
                                              -----------    ------------           ------------  ------------
                Total costs incurred            $ 256,480     $    4,563             $ 281,034      $   7,178
                                              ===========    ============           ============  ============

-----------------

(a) Includes $229.0 million and $12.8 million of proved and unproved properties, respectively, related to the Titan merger.

Capital Resources

   Pure's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which approximately $79 million was available at June 30, 2000.

   Credit Agreement

   As a result of the merger, Pure assumed an amended and restated credit agreement (the "Credit Agreement") with Chase Bank of Texas, N.A. (the "Bank"), which established a revolving credit facility of $250 million subject to a borrowing base. The borrowing base, which is $175 million at June 30, 2000, is subject to redetermination annually each April, by the lenders based on certain proved oil and gas reserves and other assets of Pure. To the extent the borrowing base is less than the aggregate principal amount of all outstanding loans and letters of credit under the Credit Agreement, such deficiency must be cured by Pure ratably within 180 days, by either prepaying a portion of the outstanding amounts under the Credit Agreement or pledging additional collateral to the lenders. A portion of the Credit Agreement is available for the issuance of up to $15.0 million of letters of credit, of which $144,000 was outstanding at June 30, 2000. All amounts outstanding are due and payable in full on July 1, 2001. At June 30, 2000, the outstanding principal was $96 million and the available capacity was approximately $79 million.

   At Pure's option, borrowings under the Credit Agreement bear interest at either the "Base Rate" (i.e. the higher of the applicable prime, commercial lending rate, or the federal funds rate plus .5% per annum) or the Eurodollar rate, plus 1% to 1.50% per annum, depending on the level of Pure's aggregate outstanding borrowings. In addition, the Company is committed to pay quarterly in arrears a fee of .300% to.375% of the unused borrowing base.

   The Credit Agreement contains certain covenants and restrictions that are customary in the oil and gas industry. In addition, the line of credit is secured by substantially all of the oil and gas properties Pure acquired from Titan.

   Liquidity and Working Capital

   At June 30, 2000 the Company had $2.3 million of cash and cash equivalents. The Company's ratio of current assets to current liabilities was .77 at June 30, 2000. The working capital deficits are due partially to Pure maintaining low cash levels for cash management purposes. Pure, at June 30, 2000, has availability under its Credit Agreement to fund any working capital deficit. As discussed in Note 1 of Notes to Consolidated Financial Statements, Pure had no working capital at December 31, 1999.

   Unsecured Credit Agreement

   As a result of the merger, Pure assumed a credit agreement, as amended (the "Unsecured Credit Agreement"), with the Bank which establishes a revolving credit facility, up to the maximum of $5 million. Individual borrowings may be made for up to a three week period. The Unsecured Credit Agreement has no maturity date and is cancellable at any time by the Bank. Proceeds of the Unsecured Credit Agreement are utilized to fund short-term needs (less than thirty days). The Company had no outstanding principal under the Unsecured Credit Agreement at June 30, 2000.

   The interest rate of amounts outstanding under the Unsecured Credit Agreement is at a rate determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are the Bank's cost of funds plus 1% per annum.


Other Matters

   Stock Options and Compensation Expense

     In connection with the merger, the Contribution and subsequent issuances, Pure issued options to officers and non-officers to purchase 4,513,560 shares of Pure common stock. Certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $3.0 million related to non-officer options and will expense the amount over a four-year period. The options related to officers are subject to the "put" discussed in the following paragraph. For the three and six months ended June 30, 2000 Pure expensed approximately $263,000 related to these options.

   As discussed in Note 5 of the Notes to Consolidated Financial Statements officers of Pure may have the right to require Pure to purchase shares owned as of December 1, 1999 or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The amount reflected in the consolidated balance sheet at June 30, 2000, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's shares, owned prior to December 1, 1999, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. This arrangement will be treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period with any changes after three years being expensed in the period of determination. At June 30, 2000, Pure would incur a non-cash expense of approximately $9.2 million per year to amortize the deferred compensation recorded as a result of these arrangements.

   Disclosure about Market Risk

   Pure historically has held no derivative instruments related to interest rate exposure risks as Union Oil has historically retained all the debt and related interest charges. Union Oil (not Pure) had mitigated its exposure to fluctuations in crude oil and natural gas prices for the Permian Basin business unit.

     Hedging Activities

     Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At June 30, 2000 Pure had, as a result of the Titan merger, hedging transactions with respect to approximately 5,520,000 and 4,065,000 MMBtu of its future 2000 and 2001, respectively, estimated natural gas production and 644,000 and 452,500 barrels of its future 2000 and 2001, respectively, estimated crude oil production For additional information, see Note 10 of Notes to Consolidated Financial Statements. Pure has no interest rate financial derivatives at June 30, 2000.

     Environmental and Other Laws and Regulations

     Pure's business is subject to certain federal, state and local laws and regulations relating to the exploration for the development, production and transportation of oil and gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although Pure believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and Pure is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Pure has no material commitments for capital expenditures to comply with existing environmental requirements.

     Nevertheless, changes in existing environmental laws or in interpretations thereof could have a significant adverse impact on the operating costs of Pure, as well as the oil and gas industry in general.

   Recently Issued Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2001. Early adoption is permitted. Pure has not evaluated the effects of implementing SFAS No. 133.

Pure Unaudited Pro Forma Data

   The following reflects unaudited pro forma data related to the Contribution and merger discussed in Notes 1 and 2 of the Notes to Consolidated Financial Statements and the sale of certain operating assets by Titan. The unaudited pro forma combined data assumes the Contribution, the merger and the sale of certain operating assets by Titan in 1999 had taken place as of January 1, 1999 with respect to the unaudited pro forma combined statements of operations and related operational data. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (dollars in thousands, except per unit amounts):

Statement of Operations Data

                                                                Six months ended June 30,
                                                        -----------------------------------------
                                                           2000                          1999
                                                        ---------                       ---------
          Total revenues                                $ 136,481                        $ 75,037
          Oil and gas production costs                    (25,631)                        (23,049)
          Production and other taxes                      (11,118)                         (6,443)
          General and administrative expenses              (7,792)                         (6,867)
          Amortization of deferred compensation            (5,144)                         (5,142)
          Exploration and abandonment costs                (6,435)                         (7,706)
          Depreciation, depletion and amortization        (24,942)                        (25,034)
          Other expenses, net                              (3,148)                         (3,078)
          Income tax (expense) benefit                    (18,296)                            798
                                                        ---------                       ---------
                Net income (loss)                        $ 33,975                        $ (1,484)
                                                        =========                       =========
          EBITDAX (a)                                    $ 91,569                        $ 38,485
                                                        =========                       =========


   These pro forma amounts differ from those disclosed in Note 2 of the Notes to the Consolidated Financial Statements, primarily due to the following additional pro forma adjustments (a) sale by Titan of certain operating assets in 1999, (b) elimination of merger costs incurred by Pure in 2000 and (c) recording effects of amortizing deferred compensation for the periods presented.

____________

(a) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of long-lived assets, restructuring costs, amortization of deferred compensation, exploration and abandonment costs, and other noncash charges to net income
    (loss). EBITDAX is included herein because management believes that some investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly-titled figures for such other companies.

                                                                                      Six months ended June 30,
                                                                             ------------------------------------------
                                                                                2000                            1999
                                                                             ----------                     -----------
          Production:
                Oil and condensate (MBbls).................................     2,970                           2,908
                Natural gas (MMcf).........................................    24,337                          22,453
                Total (MBOE)...............................................     7,026                           6,650

          Average sales price per unit (including effects of hedging):
                Oil and condensate (per Bbl)...............................   $ 25.45                         $ 13.55
                Natural gas (per Mcf)......................................   $  2.49                         $  1.57
                Total (per BOE)............................................   $ 19.40                         $ 11.21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

     The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of June 30, 2000, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices. Pure does not enter into derivative or other financial instruments for trading purposes.

     Commodity Price Sensitivity:

   The following table provides information about Pure's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices. See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's commodity derivative financial instruments that are sensitive to natural gas and crude oil commodity prices.

                                                         2000                  2001               Total            Fair Value
                                                   --------------       ----------------     ----------------   ----------------
      Natural Gas Hedge Derivatives (a):

         Collar option contracts (b)
           Notional volumes (MMBtu)                    5,520,000             4,065,000            9,585,000        ($11,206,595)

         Weighted average short call
          strike price per MMBtu (c)                  $    2.650            $    2.633           $    2.643
       Weighted average long put strike
             price per MMBtu (c)                      $    3.200            $    3.160           $    3.183

      Basis differential contracts (d):
           Notional Volumes (MMBtu)                    5,060,000             4,065,000            9,125,000       $       2,654
        Weighted average MMBtu strike price           $    0.111            $    0.112           $    0.111


       Crude Oil Hedge Derivatives (a):

           Collar option contracts:
            Notional Volume (Bbls)                       644,000               452,500            1,096,500       $  (8,506,138)
         Weighted average short call
           strike price per Bbl (c)                   $   16.930            $   16.500           $   16.750
       Weighted average long put strike
              price per Bbl (c)                       $   21.240            $   20.480           $   20.930

----------------

(a) See Note 10 of Notes to Consolidated Financial Statements included in "Item
    1. Financial Statements" for additional information related to hedging activities.
(b) A counterparty has the option to extend a collar option from October 1, 2000 to June 30, 2001 on volumes of 15,000 MMBtu per day at a floor and ceiling price of $2.60 and $3.08 per MMBtu, respectively. The fair value assumes the extension is exercised by the counterparty.
(c) The strike prices are based on the prices traded on the NYMEX.
(d) The basis differential relates to the spread between the NYMEX price and an El Paso/Permian price or Waha West Texas price.

   Interest Rate Sensitivity:

     The following table provides information about Pure's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in June 2000. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's debt obligations that are sensitive to interest rates.

                                                        2000                 2001              Total              Fair Value
                                                  ---------------     ---------------     ----------------     -----------------
                                                                        (in thousands, except interest rates)
        Debt (a):

        Variable rate debt:

        Chase Bank of Texas, N.A. (Secured)             $   -                   $96,000         $96,000               $96,000
             Average interest rate                          -  %                   7.63%

        Chase Bank of Texas, N.A. (Unsecured)           $   -                   $     -         $     -               $     -
             Average interest rate                          -  %                      -%

------------------

(a) See Note 3 of Notes to Consolidated Financial Statements included in "Item
    1. Financial Statements" for additional information related to debt.


Qualitative Disclosures

   Pure, from time to time, may enter into interest rate and commodity price derivative contracts as hedges against interest rate and commodity price risk. See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for discussions relative to Pure's objectives and general strategies associated with its hedging instruments. Pure is a borrower under variable rate debt instruments that give rise to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's debt obligations. Pure's policy and strategy, as of June 30, 2000 is to only enter into interest rate and commodity price derivative instruments that qualify as hedges of its existing interest rate or commodity price risks.

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

   As of June 30, 2000, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2  Changes in Securities and Use of Proceeds

   Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, among Pure Resources, Inc., Union Oil Company of California, TRH, Inc., and Titan Exploration, Inc., Union Oil Company of California, Union Oil Company of California contributed its Permian Basin business unit to a subsidiary of Pure Resources in exchange for 32,708,067 shares (the "Shares") of Pure Resources' common stock and the assumption by the Pure Resources subsidiary of the associated liabilities simultaneously with the merger contemplated by the Merger Agreement, which was consummated on May 25, 2000. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. An appropriate legend was affixed to the certificate issued in such transaction, and Union Oil Company of California was given access to information about Pure Resources, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

     Prior to the consummation on May 25, 2000 of the merger contemplated by the Merger Agreement, Union Oil Company of California owned all 1,000 outstanding shares of common stock of Pure Resources, Inc. Pursuant to a Consent of Sole Stockholder dated as of April 18, 2000, the sole stockholder of Pure Resources, Inc. approved and adopted the Equity Plan for Outside Directors of Pure Resources, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1 Amended and Restated Stockholders Voting Agreement dated April 10, 2000 by and among Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), Union Oil Company of California and Jack D. Hightower (filed as
      Exhibit 10.20 to Titan Exploration, Inc.'s Annual Report on Form 10-K, as amended, as filed on April 12, 2000, and incorporated herein by reference).

10.2  Pure Resources, Inc. Equity Plan for Outside Directors (filed as Exhibit
      10.9 to the Registrant's Form S-4 (No. 333-34970) and incorporated herein by reference).

10.3 Amendment to Titan 401(k) Plan, renaming it the Pure Resources 401(k) Plan and otherwise amending the plan (filed as Exhibit 4.1.1 to the Registrant's Form S-8 (No. 333-37868) and incorporated herein by reference).

10.4 Registration Rights Agreement by and between Jack D. Hightower and Pure Resources, Inc. dated as of May 25, 2000 (filed as Exhibit 4.1 to Jack D. Hightower's Schedule 13D filed June 5, 2000 and relating to securities of Pure Resources, Inc.).

10.5 Form of executive officer letter agreement dated May 25, 2000 between Pure Resources I, Inc. (formerly named Titan Resources I, Inc.) and each of certain officers.

10.6 Form of Confidentiality and Non-Compete Agreement dated May 25, 2000 between Pure Resources, Inc., Titan Exploration, Inc. and Pure Resources I, Inc. (formerly named Titan Resources I, Inc.), and each of certain officers.

10.7  Not used.

10.8  Not used.

10.9 Office Lease Agreement, dated July 5, 2000, between Midland Prop., LTD and Pure Resources I, Inc.

10.10 Letter Agreement, dated June 22, 2000, among Titan Exploration, Inc., Chase Bank of Texas, N.A., and Financial Institutions now and thereafter parties thereto.

27    Financial Data Schedule.

(b) Reports Submitted on Form 8-K:

     1. Form 8-K filed on June 9, 2000 (date of event May 25, 2000) reporting the consummation of the merger contemplated by the Agreement and Plan of Merger dated December 13, 1999, as amended, among Pure Resources, Inc., Union Oil Company of California, TRH, Inc., and Titan
          Exploration, Inc.   The report included unaudited pro forma financial
          statements giving effect to the merger, and the report incorporated by reference certain financial statements of Titan Exploration, Inc.

     2. Form 8-K filed on July 5, 2000 (date of event June 27, 2000) reporting the engagement of KPMG LLP as Pure Resources, Inc.'s independent auditors for the fiscal year ending December 31, 2000, as amended by Amendment No. 1 to Form 8-K filed July 17, 2000.

                                   SIGNATURE
                                   ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PURE RESOURCES, INC.




                                   By:  /s /Jack Hightower
                                      --------------------------------------
                                      Jack Hightower
                                      President and Chief Executive Officer



                                   By:  /s/ William K. White
                                      --------------------------------------
                                      William K. White
                                      Vice President and Chief Financial Officer

Date: August 14, 2000