Form 10-Q
period 2000-09-30
PURE RESOURCES INC
filed 2000-11-13
CIK 1109860

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                          __________________________

                                   FORM 10-Q
                          __________________________



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2000

                                       or

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



         500 West Illinois
           Midland, Texas                                            79701
 (Address of principal executive offices)                         (Zip Code)


                                (915) 498-8600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No _____
                                               ---

     As of November 3, 2000, 50,034,884 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

Forward Looking Information and Risk Factors.......................................................   1

                                                  PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and
              December 31, 1999....................................................................   3
          Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended
              September 30, 2000 and 1999..........................................................   5
          Unaudited Consolidated Statements of Cash Flows for the Three and Nine Months Ended
              September 30, 2000 and 1999..........................................................   6
          Notes to Consolidated Financial Statements...............................................   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  17
          -------------------------------------------------------------------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............................  27
          ----------------------------------------------------------

                                                   PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................  29
          -----------------

Item 2.   Changes in Securities and Use of Proceeds................................................  29
          -----------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders......................................  29
          ---------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K.........................................................  30
          --------------------------------

          Signatures...............................................................................  31

                             PURE RESOURCES, INC.

  (formerly "Union Oil Company of California's Permian Basin business unit")

                 FORWARD LOOKING INFORMATION AND RISK FACTORS

         Pure Resources, Inc. ("Pure") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of exploratory and development wells Pure anticipates drilling through 2000, potential reserves and Pure's financial position, business strategy and other plans and objectives for future operations. Although Pure believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Pure will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Pure's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth in Pure's Registration Statement filed on Form S-4 dated April 18, 2000. All subsequent oral and written forward looking statements attributable to Pure or persons acting on its behalf are expressly qualified in their entirety by these factors. Pure assumes no obligation to update any of these statements.

Item 1.        Financial Statements

         Pure Resources, Inc. ("Pure"), a Delaware corporation, was, until May 25, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, by and among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan").

         On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of the Permian Basin business unit. These transactions are referred to as the "Contribution." Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan. (See Note 2 for additional information related to the Merger Agreement and the merger.) The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger is reflected in the results of operations and cash flows since May 31, 2000. The acquisition of Titan, by Pure, was accounted for on the purchase method.

                        Pure Resources, Inc.
(formerly "Union Oil Company of California's Permian Basin business unit")
                     Consolidated Balance Sheets
                        (dollars in thousands)


                  ASSETS

                                                                              September 30,          December 31,
                                                                                 2000                   1999
                                                                             --------------          -----------
                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                  $     2,885              $       -
   Accounts receivable:
     Oil and gas                                                                   47,550                      -
     Other                                                                          3,417                      -
   Prepaid expenses and other current assets                                        1,405                      -
                                                                             ------------             ----------
        Total current assets                                                       55,257                      -
                                                                             ------------             ----------
Property, plant and equipment, at cost:
   Oil and gas properties, using the successful efforts method of accounting:
     Proved properties                                                          1,110,784                825,144
     Unproved properties                                                           19,938                  3,367
   Accumulated depletion, depreciation and amortization                          (564,168)              (536,982)
                                                                             ------------             ----------
                                                                                  566,554                291,529
                                                                             ------------             ----------
Other property and equipment, net                                                   6,101                    281

Deferred compensation (Note 5)                                                     45,753                      -

Receivables for under-delivered gas                                                 9,212                  2,880

Other assets, net                                                                     584                      -
                                                                             ------------             ----------
                                                                              $   683,461              $ 294,690
                                                                             ============             ==========

See accompanying notes to consolidated financial statements.

                        Pure Resources, Inc.
(formerly "Union Oil Company of California's Permian Basin business unit")
                     Consolidated Balance Sheets
                        (dollars in thousands)

          LIABILITIES AND STOCKHOLDERS' EQUITY AND OWNER'S NET INVESTMENT

                                                                                 September 30,      December 31,
                                                                                    2000               1999
                                                                                ---------------     ------------
                                                                                 (Unaudited)
          Current liabilities:
            Accounts payable and accrued liabilities:
              Trade                                                                $     17,837       $        -
              Deferred commodity hedges (Note 10)                                        11,456                -
              Other (Note 8)                                                             27,956                -
                                                                                   ------------       ----------
                    Total current liabilities                                            57,249                -
                                                                                   ------------       ----------
          Long-term debt                                                                 83,000                -

          Liabilities for over-delivered gas                                             16,143            6,742

          Accrued abandonment, restoration and environmental liabilities                 13,722           11,613

          Deferred income taxes                                                          55,484           73,711

          Common stock subject to repurchase (Note 5)                                   111,034                -


          Stockholders' equity and owner's net investment:
            Preferred stock, $.01 par value, 10,000,000 shares authorized; none
              issued and outstanding                                                          -                -
            Common stock, $.01 par value, 200,000,000 shares authorized;
              50,033,594 shares issued and outstanding at September 30, 2000                500                -
            Additional paid-in capital                                                  324,108                -
            Notes receivable - affiliates                                                (6,844)               -
            Deferred compensation (Note 7)                                               (2,464)               -
            Retained earnings                                                            31,529
            Owner's net investment                                                            -          202,624
                                                                                   ------------       ----------
                    Total stockholders' equity and owner's net investment               346,829          202,624
                                                                                   ------------       ----------
            Commitments and contingencies (Note 5)
                                                                                   $    683,461       $  294,690
                                                                                   ============       ==========

         See accompanying notes to consolidated financial statements.

                       Pure Resources, Inc.
(formerly "Union Oil Company of California's Permian Basin business unit")
            Unaudited Consolidated Statements of Operations
                 (in thousands, except per share data)

                                                                   Three months ended           Nine months ended
                                                                      September 30,                September 30,
                                                                  --------------------         ---------------------
                                                                   2000           1999          2000            1999
                                                                  ------         ------        ------          ------
Revenues:
   Oil sales                                                     $   48,071      $  18,244     $  104,817      $   43,439
   Gas sales                                                         41,968         16,873         83,343          37,112
   Gas processing                                                        27            246            207             735
                                                                -----------     ----------    -----------     -----------
     Total revenues                                                  90,066         35,363        188,367          81,286
                                                                -----------     ----------    -----------     -----------

Expenses:
   Oil and gas production                                            14,665         11,275         32,136          26,100
   Production and other taxes                                         6,179          2,341         14,381           6,271
   General and administrative                                         4,055          2,250          7,177           5,816
   Amortization of deferred compensation                              5,121              -          6,148               -
   Exploration and abandonment (Note 9)                               6,570          1,057          9,648           3,417
   Depletion, depreciation and amortization                          13,691          8,253         31,041          25,095
                                                                -----------     ----------    -----------     -----------
     Total expenses                                                  50,281         25,176        100,531          66,699
                                                                -----------     ----------    -----------     -----------
     Operating income                                                39,785         10,187         87,836          14,587
                                                                -----------     ----------    -----------     -----------
Other income (expense):
   Interest income                                                      169              -            201               -
   Interest expense                                                  (1,975)             -         (2,636)              -
   Gain (loss) on sale of assets                                         53             (1)         1,303             (64)
   Other                                                             (1,126)             -         (2,572)              -
                                                                -----------     ----------    -----------     -----------
     Income before income taxes                                      36,906         10,186         84,132          14,523

Income tax expense                                                  (12,920)        (3,342)       (29,450)         (4,765)
                                                                -----------     ----------    -----------     -----------
     Net income                                                  $   23,986      $   6,844     $   54,682      $    9,758
                                                                ===========     ==========    ===========     ===========
     Net income per share                                        $     0.48      $    0.21     $     1.35      $     0.30
                                                                ===========     ==========    ===========     ===========
     Net income per share - assuming dilution                    $     0.47      $    0.21     $     1.34      $     0.30
                                                                ===========     ==========    ===========     ===========

See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
(formerly "Union Oil Company of California's Permian Basin business unit")
          Unaudited Consolidated Statements of Cash Flows
                        (in thousands)

                                                                  Three months ended          Nine months ended
                                                                     September 30,               September 30,
                                                                ----------------------       ------------------------
                                                                  2000          1999            2000          1999
                                                                ---------     --------       ----------     ---------
Cash flows from operating activities:
   Net income                                                   $  23,986     $  6,844       $   54,682     $   9,758
   Adjustment to reconcile net income to net cash
   provided by operating activities:
        Depletion, depreciation and amortization                   13,691        8,253           31,041        25,095
        Amortization of deferred compensation                       5,121            -            6,148             -
        Amortization deferred commodity hedges                     (5,831)           -           (7,822)            -
        Exploration and abandonments                                4,617           82            6,705           316
        Loss (gain) on sale of assets                                 (53)           1           (1,303)           64
        Deferred income taxes                                       5,533          798            8,840         1,138
        Other items                                                  (138)           -             (138)            -
   Changes in assets and liabilities, excluding acquisition:
        Accounts receivable                                       (11,662)           -          (38,410)            -
        Prepaid expenses and other current assets                     (35)           -              (97)            -
        Receivables for under-delivered gas                        (4,554)         (21)          (6,251)          513
        Other assets                                                 (584)           -             (584)            -
        Accounts payable and accrued liabilities                    2,083            -           21,561             -
        Income taxes payable                                        3,887            -            6,887             -
        Liabilities for over-delivered gas                          5,638         (158)           7,235          (661)
        Other non-current liabilities                                   -           81              (50)         (155)
                                                                ---------     --------       ----------     ---------
          Total adjustments                                        17,713        9,036           33,762        26,310
                                                                ---------     --------       ----------
          Net cash provided by operating activities                41,699       15,880           88,444        36,068
                                                                ---------     --------       ----------     ---------
Cash flows from investing activities:
   Acquisitions, net of cash acquired                                   -            -             (659)            -
   Investment in oil and gas properties                           (27,113)      (5,876)         (62,996)      (11,070)
   Additions to other property and equipment                       (1,222)           -           (1,323)            -
   Proceeds from sale of assets                                        95           46            1,345           227
   Notes receivable - affiliates                                       31            -            2,846             -
                                                                ---------     --------       ----------     ---------
          Net cash used in investing activities                   (28,209)      (5,830)         (60,787)      (10,843)
                                                                ---------    ---------       ----------     ---------
Cash flows from financing activities:
   Proceeds from (payments of) revolving debt, net                (13,000)           -          (23,863)            -
   Exercise of stock options                                          105            -              407             -
   Cash contribution from stockholder                                   -            -           14,528             -
   Net settlements with owner                                           -      (10,050)         (15,844)      (25,225)
                                                                ---------     --------       ----------     ---------
          Net cash used in financing activities                   (12,895)     (10,050)         (24,772)      (25,225)
                                                                ---------     --------       ----------     ---------
          Net increase in cash and cash equivalents                   595            -            2,885             -

Cash and cash equivalents, beginning of period                      2,290            -                -             -
                                                                ---------     --------       ----------     ---------
Cash and cash equivalents, end of period                        $   2,885     $      -       $    2,885     $       -
                                                                =========     ========       ==========     =========

See accompanying notes to consolidated financial statements.

                             PURE RESOURCES, INC.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)

(1)    Organization, Nature of Operations and Basis of Presentation

         Organization

         Pure Resources, Inc. ("Pure"), a Delaware corporation, was, until May 25, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, by and among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan").

         The combination of Pure and the Permian Basin business unit is treated as a combination of entities under common control, since Union Oil owned 100% of the Permian Basin business unit prior to the Contribution (defined below) and also owned 100% of the capital stock of Pure immediately subsequent to the Contribution (without giving effect to the merger). Consequently, the accompanying financial statements have given effect to the Contribution as if it were a pooling of interests.

         On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of the Permian Basin business unit. These transactions are referred to as the "Contribution." Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan. (See Note 2 for additional information related to the Merger Agreement and the merger.) The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger is reflected in the results of operations and cash flows since May 31, 2000. The acquisition of Titan, by Pure, was accounted for on the purchase method.

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

         Basis of Presentation

         The accompanying consolidated financial statements, prior to the merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and support several business units. The costs were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by Union Oil's management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated only with the Permian Basin business unit. After December 31, 1999, results of operations for Pure include only actual costs that are attributable to Pure. Support costs decreased in the first and second quarter of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land, Texas and Lafayette, Louisiana offices due to the then pending merger of the Permian Basin business unit with Titan.

         Other

         In the opinion of management, the unaudited consolidated financial statements of Pure as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

         Reclassifications

         Certain reclassifications have been made to the 1999 and first quarter of 2000 amounts to conform to the September 30, 2000 presentations.

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

         Simultaneously with the merger, the Contribution occurred and Union Oil received 32,708,067 shares of Pure common stock. Immediately following the Contribution and the merger, Union Oil owned approximately 65.4% of outstanding Pure common stock. Titan stockholders acquired the remaining 34.6% of Pure's outstanding common stock by exchanging each share of Titan common stock owned for .4302314 ("Exchange Ratio") of a share of Pure common stock.

         At the effective time of the merger, each outstanding option to purchase Titan common stock under Titan's stock option plans (each a "Titan Common Stock Option") was assumed by Pure (each an "Assumed Option") and became an option to purchase that number of shares of Pure common stock equal (subject to rounding) to the number of shares of Titan common stock that was subject to such option immediately prior to the merger, multiplied by the Exchange Ratio. The exercise price of each Assumed Option is equal to the quotient determined by dividing the exercise price per share of the Titan common stock at which the Titan Common Stock Option was exercisable immediately prior to the effective time of the merger by the Exchange Ratio, rounded to the nearest whole cent.

         The acquisition was made by the issuance of approximately 17.3 million shares of Pure's common stock to the stockholders of Titan. The results of operations of Titan have been included with Pure's since May 31, 2000.

         The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities, in thousands:

          Recorded amount of assets acquired                      $ 275,614
          Deferred income tax asset                                  27,031
          Liabilities assumed                                      (150,560)
          Common stock issued and stock options assumed            (151,426)
                                                                  ---------
          Cash costs, net of cash acquired                        $     659
                                                                  =========

       The liabilities assumed primarily include amounts recorded for preacquisition contingencies, debt of Titan of $106.9 million, and a commodity hedge obligation of $19.3 million.

       Pro Forma Results of Operations (Unaudited)

       The following table reflects the pro forma results of operations for the nine months ended September 30, 2000 and 1999 as though the Titan merger and the Contribution had occurred as of January 1, 1999.The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

                                                                          Nine months ended September 30,
                                                                         --------------------------------
                                                                               2000            1999
                                                                         --------------    --------------
                  Revenues                                                 $ 226,547           $  134,732
                  Net income (loss)                                        $  59,925           $   (7,569)
                  Net income (loss) per common share                       $    1.20           $    (0.15)
                  Net income (loss) per common share - assuming dilution   $    1.18           $    (0.15)

(3)      Debt

         Debt consists of the following (in thousands):

                                                                        September 30,        December 31,
                                                                             2000               1999
                                                                        -------------        ------------
                  Revolver                                                $   83,000            $       -
                  364 Revolver                                                     -                    -
                  Short-term Revolver                                              -                    -
                                                                        ------------         ------------
                                                                          $   83,000            $       -
                                                                        ============         ============

Line of Credit

     In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank"). The Credit Agreements are comprised of (a) a $250 million revolving credit facility ("Revolver"), with current commitments of $210 million and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with current commitments of $210 million. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver on September 28, 2001 are converted to a term loan whose outstanding amounts are due and payable in full on September 20, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit. At September 30, 2000, there was outstanding principal of $83 million under the Revolver and no outstanding amounts under the 364 Revolver.

     At Pure's option, borrowings under the Credit Agreements bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the Revolver and .85% to 1.00% per annum for the 364 Revolver. These margins increase as Pure's debt coverage ratio increases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the Credit Agreements and range from .15% to .25% per annum on the Revolver and .20% to .30% per annum for the 364 Revolver.

     The Credit Agreement contains various restrictive covenants and compliance requirements, which include (a) limiting the incurrence of additional indebtedness, (b) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, (c) limitation on dividends and distributions, (d) other financial covenants and (e) limitation on hedging arrangements.

       Short-term Revolver

       In October 2000, Pure entered into an unsecured short-term credit facility (the "Short-term Revolver") for purposes of its daily cash management activity, with the Bank which establishes a revolving credit facility, up to a maximum of $10 million. Individual borrowings may be made for up to a three week period. The Short-term Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Short-term Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At September 30, 2000, there was no outstanding principal balance under the Short-term Revolver.

(4)    Accrued Abandonment, Restoration and Environmental Liabilities

       At September 30, 2000 and December 31, 1999, Pure had accrued $12.6 million and $11.3 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of- production basis) is estimated to be approximately $29.5 million at September 30, 2000 and December 31, 1999. This estimate is based on abandonment cost studies performed by an independent third party.

       Pure's reserve for environmental remediation obligations totaled $1.1 million and $342,000 as of September 30, 2000 and December 31, 1999, respectively.

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

       As discussed in Note 4, Pure had accrued $1.1 million and $342,000 at September 30, 2000 and December 31, 1999, respectively, for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

       Pure Resources Employment and Severance Agreements

       Under circumstances specified in the employment and/or severance agreements entered into between Pure and its officers, each covered officer may have the right to require Pure to purchase shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The amount reflected in the consolidated balance sheet at September 30, 2000, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's shares, owned prior to December 1, 1999, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period with any changes after three years being expensed in the period of determination. On an annualized basis, at September 30, 2000, Pure would incur a non-cash expense of approximately $17.2 million per year to amortize the deferred compensation recorded as a result of these arrangements.

       Each employment and/or severance agreement will also obligate Pure to make a severance payment ranging from one to three times the officer's salary, including an average bonus, upon the occurrence of specified events such as termination without cause or upon change in control. The aggregate severance amounts potentially payable under these agreements total $4.4 million based on the current salaries of the affected officers.

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

       Letters of Credit

       At September 30, 2000, Pure had outstanding letters of credit of $144,000, which were issued through the Revolver.

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

(6)      Earnings per Common Share

       The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                                                       Three months ended        Nine months ended
                                                                          September 30,             September 30,
                                                                      ---------------------    ----------------------
                                                                        2000        1999          2000        1999
                                                                      ---------   ---------    ---------   ----------
Numerator:

   Net income and numerator for basic and diluted net income
   per common share - income to available common
   stockholders                                                       $  23,986   $   6,844    $  54,682   $    9,758
                                                                      ---------   ---------    ---------   ----------
Denominator:
   Denominator for basic net income per common share -
   weighted  average common shares (a)                                   50,028      32,709       40,417       32,709

   Effect of dilutive securities - employee stock option not
   subject to "put" right                                                   209           -           77            -


   Dilutive effect of officers' stock options subject to the "put"
   right under employment/severance agreements (Note 5)                     270           -          125            -


   Dilutive effect of officers' individual common stock held
   subject to the "put" right under employment/severance
   agreements (Note 5)                                                      576           -          313            -
                                                                      ---------   ---------    ---------   ----------
   Denominator for diluted net income per common share -
   adjusted weighted average common shares an assumed
   conversions                                                           51,083      32,709       40,932       32,709
                                                                      =========   =========    =========   ==========
   Basic net income per common share                                   $   0.48   $    0.21    $    1.35   $     0.30
                                                                      =========   =========    =========   ==========
   Diluted net income per common share                                $    0.47   $    0.21    $    1.34   $     0.30
                                                                      =========   =========    =========   ==========

____________

(a) Assumes that the common stock Union Oil received for its contribution of the Permian Basin business unit was issued and outstanding since January 1, 1999.

     Employee stock options to purchase 5,022,928 shares of common stock were outstanding at September 30, 2000 but only 4,764,660 and 4,754,660 were included in the computation of diluted net income per common share for the three and nine months ended September 30, 2000 were anti-dilutive due to (a) the option price being greater than the average market price of the common stock of Pure, since May 26, 2000 or (b) the assumed proceeds under the treasury stock method derived more shares being repurchased than the related options. There were no potentially dilutive securities in 1999.

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

         The board of directors of Pure or any committee designated by it will administer the Pure 1999 Incentive Plan. Currently, Pure's Compensation Committee administers the plan and has broad discretion to administer the Pure 1999 Incentive Plan, interpret its provisions and adopt policies for implementing the Pure 1999 Incentive Plan.

         The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of September 30, 2000:

               Common stock outstanding                               50,033,594
               Options awarded under the Pure 1999 Incentive Plan      4,838,060
               Assumed options from Titan                                458,011
               Options exercised                                         (33,466)
               Options cancelled/forfeited                              (239,677)
                                                                    ------------
               Common stock equivalents                               55,056,522
                                                                    ============

Maximum shares/options allowed under the Pure 1999 Incentive Plan      6,606,783

Less: Outstanding awards under the Pure 1999 Incentive Plan           (4,610,060)
      Outstanding options under the Titan 1996 Incentive Plan           (332,194)
      Outstanding options under the Titan 1999 Incentive Plan            (62,887)
      Outstanding options under the OEDC Stock Awards Plan               (17,787)
                                                                    ------------
Shares/options available for future grant                              1,583,855
                                                                    ============

     In connection with the merger agreement, the board of directors of Pure granted stock options to purchase Pure common stock to the officers of Pure, under the Pure 1999 Incentive Plan. The options granted, on December 13, 1999, are described in the following table:

      Number of        Exercise
      Options           Price         Vesting Period          Expiration Date
     ------------     ---------   ------------------------  -------------------
       1,500,000       $  9.30       Ratably over 3 years    December 13, 2009
       1,010,000       $  9.30       Ratably over 4 years    December 13, 2009
         600,000       $ 17.08       Ratably over 3 years    December 13, 2009
         390,000       $ 17.08       Ratably over 4 years    December 13, 2009
     -----------
       3,500,000
     ===========

     As of September 30, 2000, Pure granted 1,338,060 additional options to non-officers. Certain grants were done at an exercise price below Pure's stock price on the date of grant; consequently, Pure recorded deferred compensation of $3.0 million. The deferred compensation will be amortized over the vesting period, generally four years.

     Assumed Titan Stock Options

     Pure, as part of the merger, assumed each outstanding and unexercised option to purchase a share of Titan stock issued under various Titan related employee benefit plans. As a result of the merger all the outstanding Titan options fully vested. Each Titan option converted into an option to purchase
 .4302314 shares of Pure common stock at an exercise price equal to the exercise price of the Titan options divided by .4302314. At May 26, 2000, Pure assumed Titan options, on a post-merger converted basis, to purchase 458,011 shares of Pure common stock.

(8)  Other Current Liabilities

     The other current liabilities consist of the following (in thousands):

                                                            September 30,      December 31,
                                                               2000                1999
                                                          ---------------     --------------
                                                            (Unaudited)
       Accrued oil and gas production expenses             $   20,635           $          -
       Income taxes payable                                     6,887                      -
       Accrued interest payable                                   150                      -
       Other                                                      284                      -
                                                         ------------         --------------
                                                           $   27,956           $          -
                                                         ============         ==============

(9)    Exploration and Abandonment

       Exploration and abandonment expense consists of the following (in thousands):

                                                  Three months ended           Nine months ended
                                                     September 30,                September 30,
                                                -----------------------     ------------------------
                                                  2000          1999           2000          1999
                                                ---------     ---------     ---------     ----------
         Geological and geophysical staff        $  1,201        $  439       $ 2,061        $ 1,383
         Uneconomical exploratory projects          3,261             -         4,650              -
         Impaired unproved properties                 643           194         1,333            570
         Plugging and abandonment costs               477             -           556              -
         Seismic costs                                714            12           723            594
         Other                                        274           412           326            870
                                                ---------     ---------     ---------     ----------
                                                 $  6,570      $  1,057       $ 9,648        $ 3,417
                                                =========     =========     =========     ==========

(10)   Derivative Financial Instruments

       Pure may utilize various option and swap contracts and other financial instruments to economically hedge the effect of price changes on future oil and gas production and changes in interest rates related to Pure's debt obligations. The counterparties to Pure's financial instruments may include regulated exchanges, international and domestic financial institutions and other industrial companies. All of the counterparties to Pure's financial instruments must pass certain credit requirements deemed sufficient by management before trading financial instruments with Pure. These counterparties may expose Pure to losses in the event of non-performance. In the opinion of management, the off-balance-sheet risk associated with these instruments is immaterial.

       The following table sets forth the future volumes by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at September 30, 2000, all of which were assumed as a result of the Titan merger:

                                                                      2000                 2001
                                                                 --------------       --------------
          Gas related derivatives:
             Collar options:
               Volume (MMBtu)                                       2,760,000             4,065,000
               Index price per MMBtu (floor-ceiling prices)       $ 2.60 - $3.32        $ 2.60 - $3.32

             Basis differential swaps:
               Volume (MMBtu)                                       2,760,000             4,065,000
               Index Price per MMBtu                              $ .095 - $.120        $ .095 - $.120

          Oil related derivatives:
             Collar options:
               Volume (Bbls)                                          230,000               452,500
               Index price per Bbl (floor-ceiling prices)         $16.50 - $20.48       $16.50 - $20.48


         The index price for the natural gas collars settles based on NYMEX Henry Hub, while the oil collar settles based on the prices for West Texas Intermediate on NYMEX. The basis differential swaps lock in the basis differential between NYMEX Henry Hub and the El Paso/Permian delivery point or the Waha West Texas delivery point.

       As a result of the Titan merger, Pure marked to market as of the merger date all the outstanding financial derivatives held by Titan which resulted in a liability of approximately $19.3 million (see Note 2). The deferred commodity hedges amount will be amortized as a non-cash benefit to oil and gas revenues over the remaining term of the hedges as the related production takes place.

(11)   Related Party Transactions

       In September 2000, Pure entered into a Joint Development Agreement ("JDA") to explore a designated prospect area with a group of industry partners, one of which is an officer and director of Pure. The properties associated with the JDA represent assets owned by the industry partners and the officer prior to his employment with Pure and its predecessor entities. The officer has a 10% interest in the JDA.The terms of the JDA are comparable to those in the industry and would be reached in an arms-length transaction with a third party.There was no cash initially paid to the industry partners as Pure is carrying the industry partners in the drilling of the first four wells in the JDA, subject to various other provisions of the JDA.

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

Impact of Commodity Prices

       A return of low prices for crude oil, natural gas or other commodities sold by Pure could have a material adverse effect on Pure's results of operations and cash flows, on the quantities of crude oil and natural gas that can be economically produced from its fields, and on the quantities and economic values of its proved reserves and potential resources.Such adverse pricing scenarios could result in write-downs of the carrying values of Pure's properties and materially adversely affect Pure's financial condition, as well as its results of operations and cash flows.

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

     Mr. Hightower's employment agreement and new Pure officer severance agreements will entitle covered Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal and in some circumstances following termination of employment. On September 30, 2000, when the trading price of Pure common stock was $21.19 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements was estimated at approximately $24.03. At September 30, 2000, Pure would incur a non-cash expense of approximately $17.2 million per year for three years to amortize the deferred compensation recorded as a result of these arrangements. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

Basis of Presentation

     The accompanying consolidated financial statements, prior to the merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and support several business units. The costs were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by Union Oil's management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated with Permian Basin business unit. After December 31, 1999, results of operations for Pure include only actual costs that are attributable to Pure. Support costs decreased in the first and second quarters of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land, Texas and Lafayette, Louisiana offices due to the then pending merger of the Permian Basin business unit with Titan.

         General and Administrative Costs

       General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs allocated from Union Oil to the Permian Basin business unit were $2.0 million and $5.6 million for the three and nine months ended September 30, 1999, respectively. General and administrative costs charged to the Permian Basin business unit were $1.4 million for the nine months ended September 30, 2000. There were no allocated general and administrative costs charged to the Permian Basin business unit by Union Oil for the three months ended September 30, 2000.

         Indirect Production Costs

       Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $1.3 and $2.8 million for the three and nine months ended September 30, 1999, respectively. Indirect production costs charged to the Permian Basin business unit were $900,000 for the nine months ended September 30, 2000. There were no allocated indirect production costs charged to the Permian Basin business unit by Union Oil for the three months ended September 30, 2000.

         Indirect Exploration Costs

       Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocated from Union Oil were $400,000 and $1.4 million for the three and nine months ended September 30, 1999, respectively. Indirect exploration costs charged to the Permian Basin business unit were $200,000 for the nine months ended September 30, 2000. There were no allocated indirect exploration costs charged to the Permian Basin business unit by Union Oil for the three months ended September 30, 2000.

Operating Data

                                                                 Three months ended            Nine months ended
                                                                    September 30,                 September 30,
                                                               -----------------------      ------------------------
                                                                 2000           1999           2000          1999
                                                               -----------  ----------      -----------   ----------
Production:
   Oil and condensate (MBbls)...............................      1,643            909          3,683          2,734
   Natural gas (MMcf).......................................     11,733          7,176         27,412         21,897
   Total (MBOE).............................................      3,599          2,105          8,251          6,384

Average daily production:
   Oil and condensate (Bbls)................................     17,862          9,882         13,440         10,015
   Natural gas (Mcf)........................................    127,532         78,004        100,045         80,210
   Total (BOE)..............................................     39,117         22,882         30,114         23,383

Average sales price per unit (excluding effects of hedging):
   Oil and condensate (per Bbl).............................   $  30.14       $  20.07       $  28.95       $  15.89
   Natural gas (per Mcf)....................................   $   3.57       $   2.35       $   3.04       $   1.69
   Total (per BOE)..........................................   $  25.41       $  16.68       $  23.01       $  12.62

Average sales price per unit (including effects of hedging):
   Oil and condensate (per Bbl).............................   $  29.25       $  20.07       $  28.46       $  15.89
   Natural gas (per Mcf)....................................   $   3.58       $   2.35       $   3.04       $   1.69
   Total (per BOE)..........................................   $  25.02       $  16.68       $  22.80       $  12.62

Expenses per BOE:
   Production costs, excluding production and other taxes...   $   4.08       $   5.36       $   3.89       $   4.09
   Production and other taxes...............................   $   1.72       $   1.11       $   1.74       $   0.98
   General and administrative...............................   $   1.13       $   1.07       $   0.87       $   0.91
   Depletion, depreciation and amortization.................   $   3.80       $   3.92       $   3.76       $   3.93

Results of Operations

       Pure completed the Titan merger in May 2000. The results of operations and cash flows for Pure include the Titan results of operations and cash flows from June 2000 forward.

       Three Months Ended September 30, 2000 as compared to Three Months Ended September 30, 1999

         Pure's revenues from the sale of oil and natural gas were $48.1 million and $42.0 million for the three months ended September 30, 2000 and $18.2 million and $16.9 million for the three months ended September 30, 1999, respectively. Compared with 1999, Pure's average oil sales prices increased by $9.19 per Bbl, or 46%, while average gas sales prices increased by $1.23 per Mcf, or 52%. The increase in production of 1,494,000 BOE in 2000 is primarily the result of the Titan merger, offset by normal production declines. The Titan properties contributed approximately 1,519,000 BOE of production in the third quarter of 2000.

         Pure's oil and gas production expenses excluding production and other taxes were $14.7 million ($4.08 per BOE) and $11.3 million ($5.36 per BOE) for the three months ended September 30, 2000 and 1999, respectively. Production expenses increased $3.4 million which is primarily the result of (a) production costs from the Titan properties of $6.1 million, (b) a decrease of $546,000 in special well repair expenditures between periods, (c) costs related to the assimilation of the Titan properties without the effects of any economies of scale, and (d) decrease of $1.3 million between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incur s Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

         Production and other taxes were $6.2 million ($1.72 per BOE) and $2.3 million ($1.11 per BOE) for the three months ended September 30, 2000 and 1999, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger.

         General and administrative expenses were $4.1 million ($1.13 per BOE) and $2.2 million ($1.07 per BOE) for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses increased as a result of (a) the Titan merger, (b) subsequent to merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by a $2.0 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

         Depletion, depreciation, and amortization expense (DD&A) was $13.7 million ($3.80 per BOE) and $8.3 million ($3.92 per BOE) for the three months ended September 30, 2000 and 1999, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the Titan properties for the three months ended September 30, 2000.

         Pure's exploration and abandonment expense was $6.6 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively. Increase in exploration expenses is primarily related to (a) increase in geological and geophysical staff and related costs as a result of the Titan merger, (b) dry hole costs increased $3.1 million between the periods due to increased drilling activity in 2000 and (c) offset by a $400,000 decrease in Union Oil's indirect costs between periods.

         In 2000, Pure has interest expense due to assuming the debt of Titan in the merger.

         Other expense primarily relates to transitional type costs associated with the merger, the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the merger.

         Income tax expense was $12.9 million and $3.3 million for the three months ended September 30, 2000 and 1999, respectively. Income tax expense increased due to increased earnings between periods.

         Nine Months Ended September 30, 2000 as compared to Nine Months Ended September 30, 1999

         Pure's revenues from the sale of oil and natural gas were $104.8 million and $83.3 million for the nine months ended September 30, 2000 and $43.4 million and $37.1 million for the nine months ended September 30, 1999, respectively. Compared with 1999, Pure's average oil sales prices increased by $12.57 per Bbl, or 79%, while average gas sales prices increased by $1.35 per Mcf, or 79%. The increase in production of 1,868,000 BOE in 2000 is primarily the result of the Titan merger, offset by normal production declines. The Titan properties contributed approximately 1,964,000 BOE of production in 2000.

         Pure's oil and gas production expenses excluding production and other taxes were $32.1 million ($3.89 per BOE) and $26.1 million ($4.09 per BOE) for the nine months ended September 30, 2000 and 1999, respectively. Production expenses increased $6.0 million which is the result of (a) production costs from the Titan properties of $7.6 million, (b) an increase of $2.5 million in special well repair expenditures between periods, (c) costs related to the assimilation of the Titan properties without the effects of any economies of scale, and (d) decrease of $1.9 million between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incur s Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

         Production and other taxes were $14.4 million ($1.74 per BOE) and $6.3 million ($.98 per BOE) for the nine months ended September 30, 2000 and 1999, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger.

         General and administrative expenses were $7.2 million ($.87 per BOE) and $5.8 million ($.91 per BOE) for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses increased as a result of
(a) the Titan merger, (b) subsequent to merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by a $4.1 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incur s Union Oil's indirect costs.

         Depletion, depreciation, and amortization expense (DD&A) was $31.0 million ($3.76 per BOE) and $25.1 million ($3.93 per BOE) for the nine months ended September 30, 2000 and 1999, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the Titan properties since May 31, 2000.

         Pure's exploration and abandonment expense was $9.6 million and $3.4 million for the nine months ended September 30, 2000 and 1999, respectively. Increase in exploration expenses is primarily related to (a) increase in geological and geophysical staff and related costs as a result of the Titan merger, (b) dry hole costs increased $4.6 million between the periods due to increased drilling activity in 2000 and (c) offset by a $1.1 million decrease in Union Oil's indirect costs between periods.

         In 2000, Pure has interest expense due to assuming the debt of Titan in the merger.

         Other expense primarily relates to transitional type costs associated with the merger, the Union Oil contribution of properties into Pure and certain costs of Union Oil directly related to the merger.

         Income tax expense was $29.4 million and $4.8 million for the nine months ended September 30, 2000 and 1999, respectively. Income tax expense increased due to increased earnings between periods.

Liquidity and Capital Resources

         Pure's primary sources of capital subsequent to the merger are its cash flow from operations and bank financing. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs.

         Pure's primary source of capital resources prior to the merger was its cash flow from operations. Pure's other source of capital resources prior to the merger, if needed, was infusion of funds from Union Oil. All financing activities for Pure prior to the closing of the merger were performed at the corporate level for Union Oil and its business units, and Union Oil has historically provided cash management services through a centralized treasury system. Pure has historically maintained no cash balances and no interest has been charged or received on the cash balances transferred or received from Union Oil. Pure's net cash settlements with Union Oil were included in the owner's net investment on the balance sheets and were shown as settlements with owner in the financing activities on the consolidated statements of cash flows. The net settlements with Union Oil were $15.8 million and $25.2 million for the nine months ended September 30, 2000 and 1999, respectively. Subsequent to the merger, Union Oil has not provided any additional cash management services to Pure.

         Net Cash Provided by Operating Activities

         Cash flow from operating activities for Pure was $41.7 million and $88.4 million for the three and nine months ended September 30, 2000 compared to $15.9 million and $36.1 million for the three and nine months ended September 30, 1999. The increase in net cash provided by operating activities was primarily due to increased commodity prices and the Titan merger.

Capital Expenditures

         Capital expenditures were $28.3 million and $64.3 million for the three and nine months ended September 30, 2000 as compared to $5.9 million and $11.1 million for the three and nine months ended September 30, 1999, respectively. Capital expenditures increased significantly in the second and third quarters of 2000 due mainly to an increase in developmental and exploratory expenditures. The increased expenditures included the purchase of additional interests in the San Juan Basin, North Riley, Reinecke, and Gomez fields for $5.5 million, $3.5 million, $2.3 million and $1.0 million, respectively. Development drilling was significantly reduced in the first and second quarters of 1999 primarily due to decreased commodity prices.

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

                                    Three months ended       Nine months ended
                                       September 30,            September 30,
                                  ----------------------   ---------------------
                                   2000            1999      2000          1999
                                  ---------  -----------   ----------  ---------
                                              (in thousands of dollars)
         Property acquisition:
            Proved (a)             $    885      $   455   $ 245,278    $   494
            Unproved (a)              3,702            4      16,489         84
         Exploration                 11,008        1,833      17,926      3,950
         Development                 12,951        4,447      28,171      9,389
                                  ---------    ---------  ----------   --------
            Total costs incurred   $ 28,545      $ 6,739   $ 307,864    $13,917
                                  =========    =========  ==========   ========

________________

(a) Includes $229.0 million and $12.8 million of proved and unproved properties, respectively, related to the Titan merger.

Capital Resources

       Pure's primary capital resources are net cash provided by operating activities and the availability under the Credit Agreement, of which approximately $337 million was available at September 30, 2000.

       Credit Agreement

       In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank"). The Credit Agreements are comprised of (a) a $250 million revolving credit facility ("Revolver"), with current commitments of $210 million and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with current commitments of $210 million. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver on September 28, 2001 are converted to a term loan whose outstanding amounts are due and payable in full on September 20, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit, of which $144,000 was outstanding at September 30, 2000. At September 30, 2000, there was outstanding principal of $83 million under the Revolver and no outstanding amounts under the 364 Revolver.

       At Pure's option, borrowings under the Credit Agreements bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the Revolver and .85% to 1.00% per annum for the 364 Revolver. These margins increase as Pure's debt coverage ratio increases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the Credit Agreements and range from .15% to .25% per annum on the Revolver and .20% to .30% per annum for the 364 Revolver.

       The Credit Agreement contains various restrictive covenants and compliance requirements, which include (a) limiting the incurrence of additional indebtedness, (b) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, (c) limitation on dividends and distributions, (d) other financial covenants and (e) limitation on hedging arrangements.

       Liquidity and Working Capital

       At September 30, 2000, Pure had $2.9 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was .97 at September 30, 2000. The working capital deficits are due partially to Pure's maintaining low cash levels for cash management purposes. Pure, at September 30, 2000, had availability under its Credit Agreement to fund any working capital deficit. As previously discussed, Pure had no working capital at December 31, 1999.

       Short-term Revolver

       In October 2000, Pure entered into an unsecured short-term credit facility (the "Short-term Revolver") for purposes of its daily cash management activity, with the Bank which establishes a revolving credit facility, up to a maximum of $10 million. Individual borrowings may be made for up to a three week period. The Short-term Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Short-term Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At September 30, 2000, there was no outstanding principal balance under the Short-term Revolver.

Other Matters

       Stock Options and Compensation Expense

       In connection with the merger, the Contribution and subsequent issuances, Pure issued options to officers and non-officers to purchase 4,838,060 shares of Pure common stock. Certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $3.0 million related to non-officer options and will expense the amount over a four-year period. For the three and nine months ended September 30, 2000 Pure expensed approximately $166,000 and $429,000, respectively, related to these options. The options related to officers are subject to the "put" discussed in the following paragraph.

       As discussed in Note 5 of the Notes to Consolidated Financial Statements officers of Pure may have the right to require Pure to purchase shares owned as of December 1, 1999 or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The amount reflected in the consolidated balance sheet at September 30, 2000, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's shares, owned prior to December 1, 1999, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period with any changes after three years being expensed in the period of determination. At September 30, 2000, Pure would incur a non-cash expense of approximately $17.2 million per year to amortize the deferred compensation recorded as a result of these arrangements.

       Disclosure about Market Risk

       Pure historically has held no derivative instruments related to interest rate exposure risks as Union Oil has historically retained all the debt and related interest charges. Union Oil (not Pure) had mitigated its exposure to fluctuations in crude oil and natural gas prices for the Permian Basin business unit.

       Hedging Activities

       Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At September 30, 2000 Pure had, as a result of the Titan merger, hedging transactions with respect to approximately 2,760,000 and 4,065,000 MMBtu of its future 2000 and 2001, respectively, estimated natural gas production and 230,000 and 452,500 barrels of its future 2000 and 2001, respectively, estimated crude oil production. For additional information, see Note 10 of Notes to Consolidated Financial Statements. Pure has no interest rate financial derivatives at September 30, 2000.

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

       Recently Issued Accounting Pronouncements

       In September 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities, " which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. SFAS No. 133 is required to be implemented for the first quarter of the fiscal year ended 2001. Early adoption is permitted.

       Pure will adopt SFAS No. 133 effective January 1, 2001 and expects that its current commodity derivative contracts, with the exception of the natural gas basis differential contracts, will qualify for cash flow hedge accounting treatment under SFAS No. 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. However, it is believed that any ineffectiveness will be immaterial. The effect on Pure's earnings and other comprehensive income as the result of the adoption of SFAS No. 133 will vary from period to period and will be dependent upon prevailing commodity prices. SFAS No. 133 is not expected to have a material impact on Pure's financial statements as a result of other contractual arrangements that Pure is subject to.

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

Statement of Operations Data

                                                          Three months ended September 30,    Nine months ended September 30,
                                                          --------------------------------    --------------------------------
                                                                2000             1999               2000             1999
                                                          -------------     -------------     -------------      -------------
       Total revenues                                     $     90,066      $     56,589      $    226,547       $    131,626
       Oil and gas production costs                            (14,665)          (15,684)          (40,296)           (38,733)
       Production and other taxes                               (6,179)           (3,997)          (17,297)           (10,440)
       General and administrative expenses                      (4,055)           (4,088)          (11,847)           (10,955)
       Amortization of deferred compensation                    (8,457)           (8,459)          (13,601)           (13,601)
       Exploration and abandonment costs                        (6,570)           (3,535)          (13,005)           (11,241)
       Depreciation, depletion and amortization                (13,691)          (12,784)          (38,633)           (37,818)
       Other expenses, net                                      (1,772)               64            (4,920)            (3,014)
       Income tax expense                                      (12,137)           (2,837)          (30,433)            (2,039)
                                                          ------------      ------------      ------------       ------------
               Net income                                 $     22,540      $      5,269      $     56,515       $      3,785
                                                          ============      ============      ============       ============
        EBITDAX (a)                                       $     65,317      $     33,531      $    156,886       $     72,016
                                                          ============      ============      ============       ============

     These pro forma amounts differ from those disclosed in Note 2 of the Notes to the Consolidated Financial Statements, primarily due to the following additional pro forma adjustments (a) sale by Titan of certain operating assets in 1999,(b) elimination of merger costs incurred by Pure in 2000 and (c) recording effects of amortizing deferred compensation for the periods presented.

------------

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

Operational Data

                                                                   Three months ended September 30,  Nine months ended September 30,
                                                                   --------------------------------  -------------------------------
                                                                        2000               1999          2000             1999
                                                                   --------------      ------------  -----------     ---------------
   Production:
     Oil and condensate (MBbls)..................................           1,643         1,452            4,613        4,360
     Natural gas (MMcf)..........................................          11,733        13,135           36,070       35,588
     Total (MBOE)................................................           3,599         3,641           10,625       10,291

   Average sales price per unit (including effects of hedging):
     Oil and condensate (per Bbl)................................        $  29.25      $  19.58         $  26.81     $  15.56
     Natural gas (per Mcf).......................................        $   3.58      $   2.12         $   2.85     $   1.77
     Total (per BOE).............................................        $  25.02      $  15.47         $  21.30     $  12.72

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosures

         The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of September 30, 2000, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

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

                                                      2000                2001                Total            Fair Value
                                                  ------------        -----------          ------------      -------------
Natural Gas Hedge Derivatives (a):

Collar option contracts:
Notional volumes (MMBtu)                             2,760,000          4,065,000             6,825,000      ($11,623,471)
Weighted average short call strike
price per MMBtu (b)                               $      2.650         $    2.633          $      2.640
Weighted average long put strike
price per MMBtu (b)                               $      3.200         $    3.160          $      3.176

Basis differential contracts (c):
Notional Volumes (MMBtu)                             2,760,000          4,065,000             6,825,000      $     44,481
Weighted average MMBtu strike
price                                             $      0.108         $    0.112          $      0.110

Crude Oil Hedge Derivatives (a):

Collar option contracts:
Notional Volume (Bbls)                                 230,000            452,500               682,500      $ (6,202,212)
Weighted average short call strike
price per Bbl (b)                                 $     16.500         $   16.500         $      16.500
Weighted average long put strike
price per Bbl (b)                                 $     20.480         $   20.480         $      20.480

___________________

(a) See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information related to hedging activities.
(b)   The strike prices are based on the prices traded on the NYMEX.
(c) The basis differential relates to the spread between the NYMEX price and an El Paso/Permian price or Waha West Texas price.

       Interest Rate Sensitivity:

         The following table provides information about Pure's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in September 2000. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1.Financial Statements" for specific information regarding the terms of Pure's debt obligations that are sensitive to interest rates.

                                                    2000                 2005                   Total          Fair Value
                                                 ----------            ----------             ----------       ----------
                                                                (in thousands, except interest rates)
    Debt (a):

    Variable rate debt:

    Revolver (b)                                 $        -            $   83,000             $   83,000       $   83,000
       Average interest rate                              - %                7.98%

    364 Revolver (b)                             $        -            $        -             $        -       $        -
       Average interest rate                              - %                   - %

    Short-term Revolver (b)                      $        -            $        -             $        -       $        -
       Average interest rate                              - %                   - %

_______________

(a)  See Note 3 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to debt.
(b)  Lender is The Chase Manhattan Bank and all borrowings are unsecured.


Qualitative Disclosures

       Pure, from time to time, may enter into interest rate and commodity price derivative contracts as economic hedges against interest rate and commodity price risk. See Note 10 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for discussions relative to Pure's objectives and general strategies associated with its hedging instruments. Pure is a borrower under variable rate debt instruments that give rise to interest rate risk. See Note 3 of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for specific information regarding the terms of Pure's debt obligations. Pure's policy and strategy, as of September 30, 2000 is to only enter into interest rate and commodity price derivative instruments that provide an economic hedge of interest rate or commodity price risks.

       Pure historically has held no derivative instruments related to interest rate exposure risks as Union Oil has historically retained all the debt and related interest charges.

       Pure is a producer of various hydrocarbon commodities such as crude oil and condensate, natural gas and associated petroleum- based products and is subject to the associated price risks. Union Oil (not Pure) has historically mitigated its exposure to fluctuations in crude oil and natural gas prices through Unocal Energy Trading. Unocal Energy Trading uses hydrocarbon derivative financial instruments, such as futures contracts, swaps, and options with maturities of 24 months or less to mitigate overall exposure to price changes. Historically, hedging and trading gains and losses incurred by Union Oil were not allocated to Pure and were not reflected in the Permian Basin business unit's presented results. Therefore, historically, Pure's associated price risks were not mitigated.

       As of September 30, 2000, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1999.

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

10.5 Confidentiality and Non-Compete Agreement dated August 8, 2000 between Pure Resources I, Inc. and Gary M. Dupriest.

10.6 Form of Officer Severance and Put Right Agreement dated August 1, 2000, August 31, 2000 or September 14, 2000 between Pure Resources, Inc. and certain executive officers.

10.7 Officer Severance and Put Right Agreement dated August 1, 2000 between Pure Resources, Inc. and George G. Staley.

10.8 Letter agreement, dated July 20, 2000, between Jack D. Hightower and Pure Resources, Inc. regarding amendment to Jack D. Hightower's Employment Agreement which was effective May 25, 2000.

10.9 Amendment to Employment Agreement, dated August 8, 2000, between Pure Resources, Inc. and Jack D. Hightower.

10.10 Indemnity Agreement, dated August 9, 2000, between Pure Resources, Inc. and its officers and directors.

10.11 Joint Development Agreement, effective date: March 10, 2000, by and between Pure Resources, L.P. and Chaparral Royalty Company, DDDF Company, Inc., J. Don Looney, and George G. Staley.

10.12 Master Promissory Noted, dated October 18, 2000, between Pure Resources, Inc. and The Chase Manhattan Bank.

10.13 Credit Agreement, dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and Credit Lyonnais New York Branch, as Documentation Agent.

10.14 Credit Agreement, dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and BNP Paribas, as Documentation Agent.

27      Financial Data Schedule.

(b) Reports Submitted on Form 8-K:

        None.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PURE RESOURCES, INC.




                                      By: /s/ Jack Hightower
                                          -------------------------------------
                                          Jack Hightower
                                          President and Chief Executive Officer

                                      By: /s/ William K. White
                                          -------------------------------------
                                          William K. White
                                          Vice President and Chief Financial
                                          Officer

Date: November 14, 2000