Form 10-K405
period 2000-12-31
PURE RESOURCES INC
filed 2001-03-09
CIK 1109860

--------------------------------------------------------------------------------
      ------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ------------------------

                                   FORM 10-K

                           ------------------------

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended December 31, 2000

                                      or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from _____ to _____

                       Commission File Number: 001-15899

                             PURE RESOURCES, INC.
            (Exact name of Registrant as specified in its charter)

             Delaware                                        74-2952918
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

         500 West Illinois
          Midland, Texas                                        79701
(Address of principal executive offices)                     (Zip Code)


                                (915) 498-8600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                               ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001, the Registrant had outstanding 50,041,258 shares of common stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 2001, as reported on the New York Stock Exchange was approximately $306,157,000.

                      Documents Incorporated by Reference

     Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on or about May 9, 2001, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

      ------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.  Business......................................................................    3

Item 2.  Properties....................................................................    9

Item 3.  Legal Proceedings ............................................................   13

Item 4.  Submission of Matters to a Vote of Security Holders...........................   14

Officers and Directors of the Registrant...............................................   14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........   17

Item 6.  Selected Financial Data.......................................................   18

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations...............................................................   21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................   40

Item 8.  Financial Statements and Supplementary Data...................................   43

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................   43

                                     PART III

Item 10. Directors and Executive Officers of the Registrant............................   44

Item 11. Executive Compensation........................................................   44

Item 12. Security Ownership of Certain Beneficial Owners and Management................   44

Item 13. Certain Relationships and Related Party Transactions..........................   44

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   45

         Glossary of Oil and Gas Terms.................................................   50

         Signatures....................................................................   53

Index to Consolidated Financial Statements.............................................  F-1

                             PURE RESOURCES, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                                    PART I

ITEM 1.   BUSINESS

     Pure Resources, Inc. ("Pure") is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties located in the Permian Basin of West Texas and southeastern New Mexico, the San Juan Basin of New Mexico and Colorado, the Brenham Dome area of the south central Texas and the Central Gulf Coast region of Texas. As discussed below, in the first quarter of 2001, Pure completed an acquisition which has expanded its business areas.

     Pure is a Delaware corporation and was organized in 1999. Its principal executive offices are located at 500 West Illinois, Midland, Texas 79701, and its telephone number is (915) 498-8600.

Recent Developments

     Union Oil Merger

     On December 13, 1999, Titan Exploration, Inc. ("Titan") and Union Oil Company of California ("Union Oil") entered into an agreement to merge Titan and the Permian Basin business unit of Union Oil into a new company. The resulting company is Pure Resources, Inc. Titan had historically been involved in oil and gas exploration and production in the Permian Basin of West Texas and southeastern New Mexico, the Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas.

     The combination of Pure and the Permian Basin business unit is treated as a combination of entities under common control since Union Oil owned 100% of the Permian Basin business unit prior to the "Contribution" (as defined in Note 1 of the Notes to Consolidated Financial Statements) and also owned 100% of the capital stock of Pure immediately subsequent to the Contribution (without giving effect to the Titan merger). Consequently, the accompanying historical financial results and operational data are those of the Permian Basin business unit of Union Oil.

     On May 24, 2000, the Titan stockholders approved the merger and on May 25, 2000, Union Oil and Titan closed the merger. The merger was treated as a business combination with Titan being acquired by Pure. Pure began trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000.

     Immediately following completion of the merger, Pure had approximately 50 million shares of common stock outstanding, Union Oil held approximately 65.4% (32.7 million shares) of those Pure shares and the remaining 34.6 % (17.3 million shares) were held by the previous stockholders of Titan common stock, who were entitled in the merger to exchange each share of Titan common stock for
 .4302314 of a share of Pure common stock.

     International Paper Transaction

     On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests for approximately $261 million, subject to adjustment, for cash. The transaction was funded from Pure's credit facilities.

     The transaction provides Pure with additional areas of focus, primarily offshore in the Gulf of Mexico and in the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida. Pure also acquired over 6 million gross (3.2 million net) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States.

     At December 31, 2000, Pure estimates the total proved reserves acquired (SEC 10% basis) to be approximately 25,000 MBOE with an SEC 10% present value of approximately $629 million. The total proved reserves are approximately 69% natural gas, and 96% of the reserves are proved developed.

Overview

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

     Pure's capital budget for 2001 was approximately $160 million. However, as a result of the International Paper transaction, Pure estimates its revised 2001 capital budget may be more than $200 million.

     As of December 31, 2000, Pure had proved reserves of approximately 72.6 MMBbls of oil and condensate and 662.4 Bcf of gas, or an aggregate of 183.0 MMBOE, with an SEC 10% present value of $2.8 billion. On a pro forma basis (assuming the Titan merger as of January 1, 2000), Pure's properties had an average reserve life of approximately 13 years. Pure's proved reserves were 60% natural gas, and 81% were classified as proved developed.

     As of December 31, 2000, Pure operated over 2,500 gross productive wells (over 1,750 net productive wells) which represented over 81% of its total proved SEC 10% present value as of such date. Pure's emphasis on acting as operator of properties in which it has an interest enables it to manage expenses, capital allocation and other aspects of development and exploration.

     Pure's proved oil and gas properties are located in more than 100 fields/areas in the Permian Basin, the San Juan Basin, the Brenham Dome area and the Central Gulf Coast region. Approximately 65% of Pure Resources' SEC 10% present value is concentrated in seven Permian Basin fields/areas, the San Juan Basin, and Central Gulf Coast region. The Permian Basin is characterized by complex geology with numerous known producing horizons and provides significant opportunities to increase reserves, production and ultimate recoveries through development, exploratory and horizontal drilling, recompletions, secondary and tertiary recovery methods and use of 3-D seismic and other advanced technologies.

Acquisitions

     Pure's strategic plan includes the acquisition of additional reserves, including through subsequent business combination transactions. Pure regularly pursues and evaluates acquisition opportunities (including opportunities to acquire oil and gas properties or related assets or entities owning oil and gas properties or related assets and opportunities to engage in mergers, consolidations or other business combinations with entities owning oil and gas properties or related assets) and at any given time may be in various stages of evaluating these opportunities. These stages may take the form of internal financial and oil and gas property analysis, preliminary due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent, or negotiation of a definitive agreement.

Oil and Gas Marketing and Major Customers

     The revenues generated by Pure's operations are highly dependent upon the prices of, and demand for, oil and gas. The price received by Pure for its oil and gas production depends on numerous factors beyond Pure's control, including seasonal weather and demand patterns, the United States and world economy, foreign imports, political and economic conditions in other oil and gas producing countries, the actions of OPEC and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas could decrease the value of Pure's proved reserves and reduce Pure's revenues, profitability and cash flow. Although Pure is not currently experiencing any significant involuntary curtailment of its oil or gas production, market, economic and regulatory factors may in the future harm Pure's ability to sell its oil or gas production.

     In 2000, 1999 and 1998, sales to Union Oil and its affiliates, accounted for approximately 35%, 82% and 76% of total oil and gas revenues, respectively. Pure has not entered into any long term oil and gas purchase agreements with Union Oil. Pure at regular intervals will arrange for the sale of its oil and gas production in a bidding process in the commodity markets and sells its production to the party or parties offering the best terms. After the Titan merger, Pure did not retain Union Oil as its primary customer, and, given the nature of the commodity market, cannot determine who will be purchasing its production in the future. Due to the availability of other markets and pipeline connections, Pure does not believe that the loss of any single crude oil or gas customer would have a material adverse effect on its results of operations.

Competition

     The oil and gas industry is highly competitive. Pure encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties. Pure's competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of its competitors are large, well established companies with substantially larger operating staffs and greater capital resources than Pure. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than Pure's financial or human resources permit. Pure's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Title to Properties

     Pure believes that it has satisfactory title to all of Pure's producing properties in accordance with standards generally accepted in the oil and gas industry. Pure's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which Pure believes do not materially interfere with the use of or affect the value of such properties. Pure has leaseholds in force for portions of its net acreage by virtue of production on that acreage in paying quantities. The remaining acreage will initially be held by lease rentals and similar provisions and require production in paying quantities prior to expiration of various time periods to avoid lease termination.

Governmental Regulation

     Extensive rules and regulations govern Pure's oil and gas exploration, production and related operations. Pure's failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden of the oil and gas industry increases Pure's cost of doing business and affects its profitability. Although Pure believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, it is unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on Pure's financial condition and results of operations. The cost of compliance with regulations in 2000 was minimal. Pure anticipates no material changes in 2001.

     Such regulation requires permits for drilling operations, drilling bonds and reports concerning operations and imposes other requirements relating to the exploration and production of oil and gas. Such state and federal agencies have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

     The Federal Energy Regulatory Commission, or "FERC", regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by Pure as well as the revenues received by Pure for sales of such production. FERC has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. The price Pure receives from the sale of oil and natural gas liquids is affected by, among other things, the cost of transporting products to market. Some of FERC's regulations impact this cost, and Pure is not able to predict with certainty the effect, if any, of these regulations on Pure's operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

     Some of Pure's operations are located on federal natural gas and oil leases, which are administered by the Minerals Management Service pursuant to the Outer Continental Shelf Lands Act. These leases require compliance with detailed Minerals Management Service regulations and orders that are subject to interpretation and change by the Minerals Management Service. To cover various obligations of lessees on the Outer Continental Shelf, the Minerals Management Service generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The costs of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. Pure currently has several supplemental bonds in place. Under some circumstances, the Minerals Management Service may require any of Pure's operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect Pure's financial condition and results of operations.

Environmental Matters

     Extensive and changing federal, state and local laws and regulations relating to environmental protection including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and their relation to safety and health govern Pure's operations and properties. The recent trend in environmental legislation and regulation generally is moving toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for some other activities; limit or prohibit construction, drilling and other activities on some lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from Pure's operations. The permits required for various operations of Pure are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to fines or injunction, or both. In the opinion of management, Pure is in substantial compliance with current applicable environmental laws and regulations, and Pure has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant material impact on Pure, as well as the oil and gas industry in general. The Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA", and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Resource Conservation and Recovery Act, or "RCRA", and comparable state statutes govern the disposal of "solid waste" and "Hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "Hazardous substance", state laws affecting Pure's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies some oil field wastes as "nonhazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

     Federal regulations require some owners or operators of facilities that store or otherwise handle oil, such as Pure, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990, as amended, or "OPA", contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, OPA requires responsible parties to demonstrate financial responsibility. The impact of any legislation is not expected to be any more burdensome to Pure than it will be to other similarly situated companies involved in oil and gas exploration and production.

     In addition, the Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permitees operating on the outer Continental Shelf. Violations of lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

     The Federal Water Pollution Control Act, or "FWPCA", imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal National Pollutant Discharge Elimination System, or "NPDES", permits prohibit or are expected to prohibit within the next year the discharge of produced water and sand, and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and Pure believes that these costs will not have a material adverse impact on Pure's financial conditions and operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Pure may incur costs in connection with treatment of wastewater or developing storm water pollution prevention plans.

     Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on Pure. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland area. With respect to some of its operations, Pure is required to maintain such permits or meet general permit requirements. The Environmental Protection Agency, or "EPA", has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group or seek coverage under an EPS general permit. Pure believes that it will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on Pure.

     The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on Pure. The discharge of oil, gas or other pollutants into the air, soil or water may give rise to significant liabilities on the part of Pure to the government and third parties and may require Pure to incur substantial costs of remediation. We cannot assure you that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect Pure's results of operations and financial condition or that material indemnity claims will not arise against Pure with respect to properties acquired by Pure.

     Pure has acquired leasehold interests in numerous properties that for many years have produced oil and gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of Pure's properties are operated by third parties over whom Pure has no control Notwithstanding Pure's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in some circumstances, materially adversely impact Pure.

Abandonment Costs

     Pure is responsible for payment of plugging and abandonment costs on the oil and gas properties pro rata to its working interest. Pure established reserves, net of salvage value, to provide for the eventual abandonment of its properties. Pure estimates the net abandonment of its properties to be approximately $34.9 million (based on abandonment cost studies performed by an independent third party) as of December 31, 2000, which is accrued over the life of the properties. In addition, abandonment costs and their timing may change due to many factors including actual production results, inflation rates and changes in environmental laws and regulations.

Employees

     As of December 31, 2000, Pure had 228 full-time employees, none of whom are represented by a labor union. Included in the total are 101 administrative employees, 94 located in Pure's office in Midland, Texas and seven located in Pure's office in Corpus Christi, Texas. Ten of the administrative employees located in the Midland office are involved in the management of Pure. Pure considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

General

     As of December 31, 2000, Pure had proved reserves of approximately 72.6 MMBbls of oil and condensate and 662.4 Bcf of natural gas, or an aggregate of
183.0 MMBOE, with and SEC 10% present value of $2.8 billion. As of December 31, 2000, Pure's properties had an average reserve life, on a pro forma basis (assuming the Titan merger as of January 1, 2000), of approximately 13 years, and, of Pure's proved reserves, 60% were natural gas, and 81% were classified as proved developed.

     As of December 31, 2000, Pure operated over 2,500 gross productive wells (over 1,750 net productive wells) which represented over 81% of its total proved SEC 10% present value. Pure's emphasis on controlling the operation of its properties enables it to better manage expenses, capital allocation and other aspects of development and exploration.

     Pure's proved oil and gas properties are located in more than 100 fields/areas in the Permian Basin, the San Juan Basin, the Brenham Dome area and Central Gulf Coast region. Approximately 65% of Pure's SEC 10% present value is concentrated in seven Permian Basin fields/areas, the San Juan Basin and Central Gulf Coast region. The Permian Basin is characterized by complex geology with numerous known producing horizons and provides significant opportunities to increase reserves, production and ultimate recoveries through development, exploratory and horizontal drilling, recompletions, secondary and tertiary recovery methods, and use of 3-D seismic and other advanced technologies.

Oil and Natural Gas Reserves

     The following table summarizes the estimates of Pure's historical net proved reserves as of December 31, 2000 and 1999, and the present values attributable to these reserves at such dates. In 2000, the reserves and present value data of Pure were prepared by Pure (approximately 25% of the total proved resources) and Pure's independent petroleum consultants, Netherland, Sewell & Associates, Inc. (approximately 75% of the total proved reserves). In 1999, the reserve and present value data of Pure were prepared by Union Oil.

                                                                                 December 31,
                                                                       -------------------------------
                                                                            2000             1999
                                                                       ---------------   -------------
                                                                            (dollars in thousands)
    Estimated proved reserves:
       Oil and condensate (MBbls)...................................          72,606          39,982
       Gas (MMcf)...................................................         662,357         340,975
       MBOE (6 Mcf per Bbl).........................................         182,999          96,811
    Proved developed reserves as a percentage of proved reserves....              81%             93%
    SEC 10% present value...........................................   $   2,807,618     $   453,226
    Standardized measure of discounted future net cash flows........   $   1,896,144     $   305,091

     In accordance with applicable SEC requirements, estimates of Pure's proved reserves and future net revenues are made using sales prices and costs estimated to be in effect as of the date of such reserve estimates that are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. The average realized prices for Pure's reserves as of December 31, 2000 were $25.76 per Bbl of oil and $8.49 per Mcf of natural gas, compared to average realized prices for Pure's reserves as of December 31, 1999 of $24.08 per Bbl of oil and $1.93 per Mcf of natural gas. Estimates of oil and natural gas reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from Pure's oil and natural gas properties or the fair market value of such properties.

     At December 31, 2000, the NYMEX prices for crude oil and natural gas were $26.80 per barrel and $9.78 per Mcf, respectively. In perspective, at February 28, 2001, the NYMEX prices for crude oil and natural gas were $27.39 per barrel and $5.24 per Mcf, respectively.

Productive Wells and Acreage

     Productive Wells

     The following table sets forth Pure's productive wells as of December 31, 2000


                                                                  Actual
                                                          ----------------------
                                                             Gross       Net
                                                          ----------  ----------

Oil Wells.............................................        3,561       1,595
Gas Wells.............................................        1,034         452
                                                          ----------  ----------
  Totals..............................................        4,595       2,047
                                                          ==========  ==========

     Productive wells consist of producing wells and wells capable of production, including gas wells waiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well.

     Acreage Data

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which Pure held a leasehold mineral or other interest as of December 31, 2000:

                Developed            Undeveloped                Total
           --------------------  --------------------  -------------------------
             Gross       Net       Gross       Net         Gross         Net
           ---------  ---------  ---------- ---------  ------------ ------------

Total.....  503,909    213,580     903,188   502,518     1,407,097      716,098
           =========  =========  ========== =========  ============ ============

Drilling Activities

     The following table sets forth the drilling activity for the periods presented.

                               2000                1999              1998
                        -------------------  ----------------- ----------------
                          Gross      Net     Gross     Net     Gross     Net
                        ---------- --------  ------- --------- ------- --------
Exploratory:
  Productive........         15.0      7.7      1.0       1.0     3.0      1.0
  Dry...............         10.0      6.1      2.0       2.0       -        -
                        ---------- --------  ------- --------- ------- --------
   Total............         25.0     13.8      3.0       3.0     3.0      1.0
                        ========== ========  ======= ========= ======= ========

Development:
  Productive........         95.0     37.4     27.0      14.5    37.0     18.0
  Dry...............            -        -        -         -     1.0      1.0
                        ---------- --------  ------- --------- ------- --------
   Total............         95.0     37.4     27.0      14.5    38.0     19.0
                        ========== ========  ======= ========= ======= ========

Total:
  Productive........        110.0     45.1     28.0      15.5    40.0     19.0
  Dry...............         10.0      6.1     .2.0       2.0     1.0      1.0
                        ---------- --------  ------- --------- ------- --------
   Total............        120.0     51.2     30.0      17.5    41.0     20.0
                        ========== ========  ======= ========= ======= ========

     At December 31, 2000, Pure had 38 gross wells (28.6 net wells) being drilled and not included in the above table.

Net Production, Unit Prices and Costs

     The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by Pure for the periods presented.

                                                                                    Year ended December 31,
                                                                              -----------------------------------
                                                                                2000         1999         1998
                                                                              ---------    ---------    ---------
Production:
    Oil and condensate (MBbls)..........................................          5,278        3,659        3,991
    Natural gas (MMcf)..................................................         39,016       28,899       29,962
    Total (MBOE)........................................................         11,781        8,476        8,985

Average daily production:
    Oil and condensate (Bbls)...........................................         14,420       10,026       10,934
    Natural gas (Mcf)...................................................        106,600       79,175       82,088
    Total (BOE).........................................................         32,187       23,222       24,616

Average sales price per unit (including effects of hedging):
    Oil and condensate (per Bbl)........................................      $   29.01     $  17.66      $ 13.18
    Natural gas (per Mcf)...............................................      $    3.42     $   1.68      $  1.78
    Total (per BOE).....................................................      $   24.33     $  13.36      $ 11.76

Expenses per BOE:
    Production costs, excluding production and other taxes..............      $    4.10     $   3.81      $  4.39
    Production and other taxes..........................................      $    1.88     $   1.01      $  0.99
    General and administrative..........................................      $    1.04     $   0.92      $  0.85
    Depletion, depreciation and amortization............................      $    3.86     $   3.79      $  3.69

Office Facilities

     Pure leases approximately 117,000 square feet of office space in Midland, Texas, where its executive offices are located. This office lease was negotiated on an arms-length basis with an affiliate of Jack Hightower, Chairman, President and Chief Executive Officer of Pure. Pure's executive offices were leased through July, 2010.

ITEM 3.   LEGAL PROCEEDINGS

        Pure is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Pure's financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Inapplicable.

(b)  Inapplicable.

(c)  Inapplicable.

(d)  Inapplicable

OFFICERS AND DIRECTORS OF REGISTRANT

     The following individuals are the current officers and directors of Pure:

Name                                     Age     Position

Jack D. Hightower...................      52     President, Chief Executive
                                                 Officer and Chairman of the
                                                 Board
George G. Staley....................      66     Executive Vice President -
                                                 Exploration and Director
William K. White....................      58     Vice President - Finance and
                                                 Chief Financial Officer
Gary M. Dupriest....................      43     Vice President - Operations
Dan P. Colwell......................      56     Vice President - Acquisitions,
                                                 Divestitures and Land
Thomas H. Moore.....................      56     Vice President - Business
                                                 Development
Rodney L. Woodard...................      45     Vice President - Reserves and
                                                 Evaluation
John L. Benfatti....................      55     Vice President - Finance and
                                                 Controller
Susan D. Rowland....................      40     Vice President - Administration
                                                 and Corporate Secretary
Darin G. Holderness.................      37     Assistant Controller
Darrell D. Chessum..................      51     Director
Keith A. Covington..................      37     Director
Graydon H. Laughbaum, Jr............      61     Director
Timothy H. Ling.....................      43     Director
H D Maxwell.........................      69     Director
Herbert C. Williamson, III..........      52     Director

     Set forth below is a description of the backgrounds of each individual who currently serves as an officer and director of Pure Resources.

     Jack D. Hightower has served as President, Chief Executive Officer and Chairman of the Board of Directors of Pure since May 2000 and Titan since formation of Titan's predecessor in March 1995. Prior to forming Titan, from 1986 to 1996, Mr. Hightower served as Chairman of the Board and Chief Executive Officer of United Oil Services, Inc., an oil field service company serving customers in the Permian Basin. From 1978 to 1995, Mr. Hightower served as Chairman of the Board and President of Amber Energy, Inc., a company formed to identify oil and gas exploration prospects. From 1991 to 1994, Mr. Hightower served as Chairman of the Board, Chief Executive Officer and President of Enertex, Inc., which served as the operator of record for several oil and gas properties involving Mr. Hightower and other nonoperators, including Selma International Investment Limited. From 1990 until February 2001, Mr. Hightower served on the Board of Directors or as an advisory director of Chase Bank of Texas, N.A., Midland.

     George G. Staley has served as Executive Vice President, Exploration and Director of Pure since May 2000 and of Titan since its formation. From 1975 until 1995, Mr. Staley served as President and Chief Executive Officer of Staley Gas Co., Inc. and Staley Operating Co., which are oil and gas exploration and operating companies.

     William K. White has served as Vice President, Finance and Chief Financial Officer of Pure since May 2000 and of Titan since September 1996. From 1994 to September 1996, Mr. White was Senior Vice President of the Energy Investment Group of Trust Company of The West. From 1991 to 1994, Mr. White was President of the Odessa Associates, a private firm engaged in the practice of providing financial consulting services to the oil and gas industry.

     Gary M. Dupriest has served as Vice President, Operations of Pure since May 2000. From March 1999 to May 2000 he served as Vice President of the Permian Basin business unit of Union Oil. From 1997 to February 1999, he was the business unit's exploitation manager. From 1994 to 1997, Mr. Dupriest was Union Oil's South Permian asset manager. He had been employed by Union Oil since 1980.

     Dan P. Colwell has served as Vice President, Acquisitions, Divestitures and Land of Pure since May 2000 and of Titan since its formation. Form 1993 to 1995, Mr. Colwell served as Vice President of Land for Enertex, Inc. Mr. Colwell was employed by ARCO as Director of Business Development from 1991 to 1993 and Area Land Manager from 1987 to 1991.

     Thomas H. Moore has served as Vice President, Business Development of Pure since May 2000 and of Titan since its formation. From 1992 to 1995, Mr. Moore served as Managing partner of Magnum Energy Corporation, L.L.C. From 1991 until 1992, Mr. Moore served as Executive Vice President - Exploration and Production, Chief Operating Officer and Director of Clayton Williams Energy, Inc. From 1985 to 1991, Mr. Moore served ad President, Chief Operating Officer and Director of Clayton W. Williams, Jr. Inc.

     Rodney L. Woodard has served as Vice President, Reserves and Evaluations of Pure since May 2000 and as Vice President, Engineering for Titan since its formation. From 1985 to 1995, Mr. Woodard serves as Vice President of Selma International Investment Limited.

     John L. Benfatti has served as Vice President, Accounting and Controller of Pure since May 2000 and of Titan since its formation. From 1980 to 1995, Mr. Benfatti served as Controller and Treasurer of Staley Gas Co., Inc.

     Susan D. Rowland has served as Vice President, Administration and Corporate Secretary of Pure since May 2000 and of Titan since its formation. From 1986 to 1996, Ms. Rowland served as a corporate officer and administrative manager of a number of companies, including Amber Energy, Inc.

     Darin G. Holderness has served as Assistant Controller of Pure since May 2000 and of Titan since January 1998. From January 1996 to December 1997, Mr. Holderness served as Manager of Financial Reporting for Aquila Gas Pipeline Corporation. From May 1986 to December 1995, Mr. Holderness served as a senior manager and in other staff positions with KPMG LLP.

     Darrell D. Chessum has served as a director of Pure Resources since its inception. Mr. Chessum has served as Treasurer of Unocal Corporation since 1990.

     Keith A. Covington has served as a director of Pure since May 2000. Mr. Covington, since January 1991 to the present, has served as Vice President of Davis Companies, a privately held family company in Los Angeles with responsibility for real estate and venture capital investments. Mr. Covington served as a project analyst of Janss Corporation, a real estate developer in Santa Monica, California from September 1989 to December 1990. From June 1988 through August 1998, he served as a consultant for The Newhall Land and Farming Co., a public developer of residential, industrial and commercial real estate on its approximately 50,000 acres in California. Mr. Covington served as a Financial Analyst - Corporate Finance of PaineWebber Group Inc., an investment banking, securities and commodities firm, from August 1985 through June 1987.

     Graydon H. Laughbaum, Jr. has served as a director of Pure since May 2000. Mr. Laughbaum has served as an advisor to Unocal Corporation on global energy issues since July 1, 1999. From August 1, 1997 until January 1, 1999, Mr. Laughbaum was Senior Vice President of New Ventures for Unocal Corporation. Prior to his appointment as Senior Vice President, he served as Corporate Vice President of Worldwide Exploration, Vice President for New Ventures in East Asia and Latin America and Vice President of Operations in the Energy Resources Division of Unocal Corporation from 1993 to 1997. From 1968 to 1993, he served in several management positions with Unocal Corporation. Mr. Laughbaum joined Union Oil as a Geological Engineer in 1964.

     Timothy H. Ling has served as a director of Pure since its inception. He was named President and Chief Operating Officer of Unocal Corporation in December, 2000. Prior to this he served as Executive Vice President for North American Operations and was Unocal's Chief Financial Officer from 1997 to 1999. He was elected as a Director of Unocal in 1999. Prior to joining Unocal he was a partner of McKinsey & Company, Inc. and also worked as a geologist for the United States Geological Survey in Woods Hole, Massachusetts. Mr. Ling serves as a director of Astro All Asia Networks Ltd., a Malaysian company involved in radio and television broadcasting and direct satellite distribution in Asia; Chairman of the Board of Trade-Rander, Inc. an energy and petrochemical exchange; and a director of Natural Health Link, a small private healthcare company. He is also a director and officer of the Los Angeles Philharmonic Association.

     H D Maxwell has served as a director of Pure since May 2000. Prior to retiring in 1993, he served as Chairman of Union Oil Company of Great Britain from 1992. Prior to 1992, he served in several management positions with Unocal Corporation. From 1988 to 1992, Mr. Maxwell was the President of Union Oil's North American Oil and Gas Division. He served as Vice President of Union Oil's Western Region from 1987 to 1988 and as Vice President of the Central Region from 1985 to 1987. He served as Vice President of the MEA Region from 1983 to 1985. During the period from 1976 to 1983, he was the President and Managing Director of Union Oil Company of Great Britain. Mr. Maxwell joined Union Oil in 1960 as a Reservoir Engineer.

     Herbert C. Williamson, III has served as a director of Pure since May 2000 and of Titan since August 1999. Mr. Williamson, since April 1999 to the present, has served as chief financial officer and since August 1998 to present as director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as Executive Vice President, Chief Financial Officer and director of Seven Seas Petroleum, Inc., as publicly traded oil and gas exploration company, from September 1997 to April 1999. From 1995 through September 1997, he served as Director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as Vice Chairman and Executive Vice President of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pure's common stock has been publicly traded on the New York Stock Exchange "PRS" since May 26, 2000. The following table summarizes the high and low reported sales prices on NYSE for each quarterly period presented below:

                                                                 Common Stock
                                                              -----------------
                                                               High       Low
                                                              -------   -------

     2000:
     Second Quarter (Trading began May 26, 2000)............  $ 20.94   $ 13.88
     Third Quarter..........................................  $ 21.19   $ 14.88
     Fourth Quarter.........................................  $ 21.19   $ 16.19

     2001:
     First Quarter (through March 1, 2001)..................  $ 22.50   $ 18.13




     As of February 27, 2001, Pure estimates there were more than 350 record holders and more than 2,000 beneficial holders of Pure's common stock.

     No dividends have been declared or paid Pure's common stock to date. Currently, Pure plans to retain all future earnings for the development of its business.

     The merger agreement between Union Oil and Titan contains an agreement by Pure that for three years following the merger it will not pay any dividend on the outstanding shares of Pure common stock in cash or property, other than capital stock, in excess of $5 million per year unless approved by a majority of the members of the board of directors of Pure who are not affiliates of Union Oil.

     Under Pure's current credit facilities, it is limited in paying dividends. Pure may only pay dividends up to $10 million annually.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Pure's consolidated financial statement and related notes included in "Item 8. Consolidated Financial Statements and Supplementary Data".

                                                                                              Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                2000 (a)    1999       1998     1997      1996 (b)
                                                                              ---------- ----------  -------- ---------   ---------
                                                                                    (dollars in thousands, except per unit data)
Statement of Operations Data:
     Total revenues..........................................................  $ 286,829  $114,188  $ 106,850 $ 138,190  $  144,425
     Expenses:
         Oil and gas production..............................................     48,349    32,268     39,430    36,538      32,634
         Production and other taxes..........................................     22,141     8,579      8,881    11,621      11,380
         General and administrative..........................................     12,281     7,836      7,674     8,264      10,376
         Amortization of deferred compensation...............................     15,386         -          -         -           -
         Exploration and abandonment.........................................     19,896     6,491      3,623     1,358         905
         Depletion, depreciation and amortization............................     45,426    32,133     33,139    37,552      40,763
         Impairment of long-lived assets.....................................          -       345      7,387     9,562           -
                                                                               ---------  --------  --------- ---------  ----------
            Total expenses...................................................    163,479    87,652    100,134   104,895      96,058
                                                                               ---------  --------  --------- ---------  ----------
     Operating income........................................................    123,350    26,536      6,716    33,295      48,367
         Interest expense....................................................     (4,396)        -          -         -           -
         Other income (expense)..............................................     (1,119)      (63)       106        58           -
         Income taxes expense................................................    (34,975)   (8,685)    (1,780)  (11,180)    (15,642)
                                                                               ---------  --------  --------- ---------  ----------
     Net income..............................................................  $  82,860  $ 17,788  $   5,042 $  22,173  $   32,725
                                                                               =========  ========  ========= =========  ==========

     Net income per common share.............................................  $    1.93  $   0.54  $    0.15 $    0.68  $     1.00
     Net income per common share - assuming dilution.........................  $    1.90  $   0.54  $    0.15 $    0.68  $     1.00
     Weighted average equivalent common shares outstanding...................     42,835    32,709     32,709    32,709      32,709
Other Data:

     Net cash provided by (used in):

         Operating activities (c)............................................  $ 143,101  $ 58,403  $  47,117 $  63,388  $   70,067
         Investing activities................................................    100,051)  (19,113)   (41,892)  (21,982)    (24,719)
         Financing activities................................................    (39,725)  (39,290)    (5,225)  (41,106)    (45,347)
     Net settlements with owner (c)..........................................     15,844    39,290      5,225    41,106      45,347
     EBITDAX (d).............................................................    189,106    65,505     50,865    81,767      90,035
     Capital expenditures....................................................    104,075    19,427     42,612    23,295      25,092

Consolidated Operating Data:

     Production:

         Oil and condensate (MBbls)..........................................      5,278     3,659      3,991     4,021       4,659
         Natural gas (MMcf)..................................................     39,016    28,899     29,962    28,367      27,041
         Total (MBOE)........................................................     11,781     8,476      8,985     8,749       9,166
     Average Sales Prices Per Unit (including effects of hedging):
         Oil and condensate (per Bbl)........................................  $   29.01  $  17.66  $   13.18 $   18.69  $    20.10
         Natural gas (per Mcf)...............................................       3.42      1.68       1.78      2.21        1.86
         Total (per BOE).....................................................      24.33     13.36      11.76     15.78       15.70
     Expenses per BOE:
         Production costs, excluding production and other taxes..............  $    4.10  $   3.81  $    4.39 $    4.20  $     3.56
         Production and other taxes..........................................       1.88      1.01       0.99      1.32        1.24
         General and administrative..........................................       1.04      0.92       0.85      0.96        1.13
         Depletion, depreciation and amortization............................       3.86      3.79       3.69      4.32        4.45

Consolidated Balance Sheet Data (at period end):

     Cash and cash equivalents...............................................  $   3,325  $      -  $       - $       -  $        -
     Total assets............................................................    719,115   294,690    311,270   307,826     329,255
     Long-term obligations...................................................     68,000         -          -         -           -
     Stockholders' equity and owner's net investment.........................    377,786   202,624    224,126   224,309     243,542


--------------------
(a) Pure completed the Titan merger in May 2000. This transaction was accounted for as a purchase of Titan. Accordingly, the results of operations since the Titan merger reflect the impact of the purchase.
(b)    The balance sheet data for 1996 is unaudited.

(c) The effect of certain working capital changes are included in net settlements with owners for 1999 through 1996.
(d) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of property, plant and equipment, exploration expense and dry hole costs, and other noncash items to net income. EBITDAX is not intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDAX is included herein because management believes that some investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly titled figures for such other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Union Oil Merger

        On December 13, 1999, Titan and Union Oil entered into an agreement to merge Titan and the Permian Basin business unit of Union Oil into a new company. The resulting company is Pure Resources, Inc. Titan had historically been involved in oil and gas exploration and production in the Permian Basin of West Texas and the southeastern New Mexico, the Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas.

        The combination of Pure and the Permian Basin business unit is treated as a combination of entities under common control since Union Oil owned 100% of the Permian Basin business unit prior to the Contribution (as defined in Note 1 of the Notes to Consolidated Financial Statements) and also owned 100% of the capital stock of Pure immediately subsequent to the Contribution (without giving effect to the Titan merger). Consequently, the accompanying historical financial results and operational data are those of the Permian Basin business unit of Union Oil.

        On May 24, 2000, the Titan stockholders approved the merger and on May 25, 2000, Union Oil and Titan closed the merger. The merger was treated as a business combination with Titan being acquired by Pure. Pure began trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000.

        Immediately following completion of the merger, Pure had approximately 50 million shares of common stock outstanding, Union Oil held approximately 65.4% (32.7 million shares) of those Pure shares and the remaining 34.6% (17.3 million shares) were held by the previous stockholders of Titan common stock, who were entitled in the merger to exchange each share of Titan common stock for
 .4302314 per share of Pure common stock.

 International Paper Transaction

        On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests for approximately $261 million, subject to adjustment, for cash. The transaction was funded from Pure's credit facilities.

        The transaction provides Pure with additional areas of focus, primarily offshore in the Gulf of Mexico in and the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida. Pure also acquired over 6 million gross (3.2 million net) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States.

        At December 31, 2000, Pure estimates the total proved reserves acquired (SEC 10% basis) to be approximately 25,000 MBOE with an SEC 10% present value of approximately $629 million. The total proved reserves are approximately 69% natural gas, and 96% proved developed.

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

Impact of Commodity Prices

        Our revenues, operating results and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in the oil and natural gas markets has remained prevalent in the last few years. During 1998 and through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 1999 and continuing into early 2000, prices improved. The average prices received by producers in all our core areas have risen sharply in 2000 compared to 1999. The NYMEX average price for crude oil and natural gas was, was $19.30 per barrel and $2.32 per Mcf for 1999, compared to $30.25 per barrel and $4.32 per Mcf for 2000, respectively. In the final months of 2000, the NYMEX futures market reported record high natural gas contract prices. Despite this recent improvement, oil and natural gas prices remain subject to volatility, and could decline again.

      At December 31, 2000, the NYMEX prices for crude oil and natural gas were $26.80 per barrel and $9.78 per Mcf, respectively. In perspective, at February 28, 2001, the NYMEX prices for crude oil and natural gas were $27.39 per barrel and $5.24 per Mcf, respectively.

        A return to historically low prices for crude oil, natural gas or other commodities sold by Pure could have a material adverse effect on Pure's results of operations and cash flows, on the quantities of crude oil and natural gas that can be economically produced from its fields, and on the quantities and economic values of its proved reserves and potential resources. Such adverse pricing scenarios could result in write-downs of the carrying values of Pure's properties and materially adversely affect Pure's financial condition, as well as its results of operations and cash flows.

Impact on Pure of Business Opportunities Agreement and Severance Arrangements

        Under a business opportunity agreement between Pure and Union Oil, Pure has agreed to limit its business activities. The agreement's restrictions may limit Pure's ability to diversify its operating base following the merger. Because of Pure's geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure more than if its operations were more geographically diversified. As consideration for a limited waiver of the agreement obtained from Union Oil in connection with Pure's transaction with International Paper Company in January 2001, Pure granted Union Oil a right of first refusal (to match the price and terms of any bona fide, third party offer received by Pure after Pure has had a full opportunity to market the assets) with respect to each proposed sale, with limited exceptions, of (i) the interests that were acquired by Pure from International Paper Company, to the extent such interests are located in Louisiana or the offshore area of the Gulf of Mexico, or (ii) related interests in Louisiana that are also covered by the limited waiver of the agreement's restrictions. As contemplated at the time the limited waiver was given, Pure and Union Oil are, as of the date this document is filed, discussing a broader waiver that would allow Pure additional opportunity with fewer limitations to further exploit the potential of the International Paper transaction. However, Pure cannot be assured that such additional waiver will be obtained.

        Mr. Hightower's employment agreement and the Pure officer severance agreements entitle covered Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal Corporation ("Unocal") and in some circumstances following termination of employment. On December 31, 2000, when the trading price of Pure common stock was $20.25 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements, was estimated at approximately $27.46. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

Basis of Presentation

        The accompanying consolidated financial statements, insofar as they relate to periods prior to the Titan merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and supported several business units. The costs were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by Union Oil's management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated with Permian Basin business unit. Subsequent to December 31, 1999, results of operations for Pure include only actual costs that are directly attributable to Pure. Support costs decreased in 2000, as compared to past years, as a result of a reduction of support being provided from Union Oil's Sugar Land, Texas and Lafayette, Louisiana offices due to the then-pending merger of the Permian Basin business unit with Titan.

        General and Administrative Costs

        General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs allocated from Union Oil to the Permian Basin business unit were $7.8 million and $7.7 million for 1999 and 1998, respectively. General and administrative costs charged to the Permian Basin business unit were $1.4 million for 2000.

        Indirect Production Costs

        Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $2.4 million and $3.6 million for 1999 and 1998, respectively. Indirect production costs charged to the Permian Basin business unit were $900,000 for 2000.

        Indirect Exploration Costs

        Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocated from Union Oil were $2.1 million and $1.5 million for 1999 and 1998, respectively. Indirect exploration costs charged to the Pure were $200,000 for 2000.

Operating Data

        The following sets forth Pure's historical operating data:

                                                                              Year ended December 31,
                                                                      -----------------------------------
                                                                         2000        1999         1998
                                                                      ---------    ---------    ---------
Production:
    Oil and condensate (MBbls)..............................            5 ,278       3,659         3,991
    Natural gas (MMcf)......................................            39,016      28,899        29,962
    Total (MBOE)............................................            11,781       8,476         8,985

Average daily production:
    Oil and condensate (Bbls)...............................            14,420      10,026        10,934
    Natural gas (Mcf).......................................           106,600      79,175        82,088
    Total (BOE).............................................            32,187      23,222        24,616

Average sales price per unit (excluding effects of hedging):

    Oil and condensate (per Bbl).............................          $ 29.58     $ 17.66       $ 13.18
    Natural gas (per Mcf)....................................          $  3.49     $  1.68       $  1.78
    Total (per BOE)..........................................          $ 24.81     $ 13.36       $ 11.76

Average sales price per unit (including effects of hedging):

    Oil and condensate (per Bbl).............................          $ 29.01     $ 17.66       $ 13.18
    Natural gas (per Mcf)....................................          $  3.42     $  1.68       $  1.78
    Total (per BOE)..........................................          $ 24.33     $ 13.36       $ 11.76

Expenses per BOE:
    Production costs, excluding production and other taxes...          $  4.10     $  3.81       $  4.39
    Production and other taxes...............................          $  1.88     $  1.01       $  0.99
    General and administrative...............................          $  1.04     $  0.92       $  0.85
    Depletion, depreciation and amortization.................          $  3.86     $  3.79       $  3.69

Impairment of Long-Lived Assets

        Pure's long-lived assets are reviewed for impairment quarterly for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121. Long-lived assets are reviewed for potential impairments at the lowest level for which there are identifiable cash flows that are largely independent of other groups of assets.

        The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on management's plans to continue to produce and develop proved and associated risk-adjusted probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. Management estimates prices based upon market related information including published futures prices. In years where market information is not available, prices are escalated for inflation. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates.

        When the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. The fair market value is defined as the amount at which the asset could be sold to a willing third party, or, if unavailable, the expected future cash flows discounted at 10%.

        Pure recorded charges of $345,000 and $7.4 million for 1999 and 1998, respectively. The 1998 impairments resulted from reserve revisions and decreased cash flows related to severely decreased commodity prices. Pure had no impairments in 2000.

Results of Operations

        Pure completed the Titan merger in May 2000. The transaction was accounted for as a purchase of Titan. Accordingly, the results of operations since the Titan merger reflect the impact of the purchase.

        Years ended 2000 as compared to 1999

        Pure's revenues from the sale of oil and natural gas were $153.1 million and $133.5 million for 2000 and $64.6 million and $48.6 million for 1999, respectively. Including the effects of hedging, compared with 1999, Pure's average oil sales prices increased by $11.35 per Bbl, or 64%, while average gas sales prices increased by $1.74 per Mcf, or 103%. The increase in production of 3,304 MBOE in 2000 is primarily the result of the Titan merger, offset by normal production declines. The historical Titan properties contributed approximately 3,383 MBOE of production in 2000.

        Pure's oil and gas production expenses, excluding production and other taxes, were $48.3 million ($4.10 per BOE) and $32.3 million ($3.81 per BOE) for 2000 and 1999, respectively. Production expenses increased $16.1 million, which is the result of (a) production costs from the Titan properties of $17.5 million, (b) an increase of $4.9 million in special well repair expenditures between periods, and (c) decrease of $2.7 million between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production costs may be more readily seen as general and administrative costs by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative costs.

        Production and other taxes were $22.1 million ($1.88 per BOE) and $8.6 million ($1.01 per BOE) for 2000 and 1999, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger.

        General and administrative expenses were $12.3 million ($1.04 per BOE) and $7.8 million ($.92 per BOE) for 2000 and 1999, respectively. General and administrative expenses increased as a result of (a) the Titan merger and (b) subsequent to merger, the classification of certain costs as general and administrative versus production costs as described above, with the increase partially offset by a $5.8 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

        Depletion, depreciation, and amortization expense (DD&A) was $45.4 million ($3.86 per BOE) and $32.1 million ($3.79 per BOE) for 2000 and 1999, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the Titan properties since May 31, 2000.

        Pure's exploration and abandonment expense was $19.9 million and $6.5 million for 2000 and 1999, respectively. Increase in exploration expenses is primarily related to (a) increase in geological and geophysical staff and related costs as a result of the Titan merger, (b) dry hole costs increased $10.4 million between the periods due to increased exploratory drilling activity in 2000 and (c) offset by a $1.9 million decrease in Union Oil's indirect costs between periods.

        In 2000, Pure had interest expense due to assuming the debt of Titan and the establishment of the new credit facility.

        Other expense primarily relates to transitional type costs associated with the Titan merger and the Contribution and to certain costs of Union Oil directly related to the Titan merger.

        Income tax expense was $35.0 million and $8.7 million for 2000 and 1999, respectively. Income tax expense increased due to increased earnings between periods.

        Years ended 1999 as compared to 1998

        Pure's revenues from the sale of crude oil and natural gas were $64.6 million and $48.6 million in 1999 and $52.6 million and $53.2 million in 1998, respectively. Including the effects of hedging, compared to 1998, the Pure's average crude oil sales prices increased $4.48 per Bbl, or 34%. Partially offsetting these factors were decreased natural gas sales prices and decreased natural gas and crude oil production.

        Pure's oil and gas production costs excluding production and other taxes was $32.3 million ($3.81 per BOE) and $39.4 million ($4.39 per BOE) in 1999 and 1998, respectively. Special well repairs were down by $3.7 million with fewer budgeted projects in the first half of 1999 due to decreased commodity prices. Production costs were also down $1.9 million due to decreased carbon dioxide injection for secondary recoveries in the Permian Basin. Finally, allocated indirect production costs were down $1.2 million due to decreased drilling in 1999. Drilling activity was cut back in 1999 due to the forecasted continuation of low commodity prices at the end of 1998.

        Production and other taxes were $8.6 million ($1.01 per BOE) and $8.9 million ($.99 per BOE) in 1999 and 1998, respectively. Ad valorem taxes decreased by $0.8 million due to a decrease in the assessed value of the properties caused by significantly lower commodity prices in the previous year. Partially offsetting this negative factor were increased production taxes of $0.5 million due to increased commodity prices in 1999.

        General and administrative expenses were $7.8 million ($.92 per BOE) and $7.7 million ($.85 per BOE) in 1999 and 1998, respectively. General and administration support remained relatively constant between 1998 and 1999.

        Depletion, depreciation, and amortization expense (DD&A) was $32.1 million ($3.79 per BOE) and $33.1 million ($3.69 per BOE) in 1999 and 1998, respectively. DD&A increased due to production increases on fields with high units of production rates that were offset primarily with decreased production from properties with overriding royalty interests.

        Pure recognized an impairment of $345,000 and $7.4 million in 1999 and 1998, respectively. The 1999 impairment resulted from lower reserves in the cash flow calculation for the Elsinore field in Pecos County, Texas. The 1998 impairment resulted from reserve revisions and decreased cash flows related to severely decreased commodity prices.

        Pure's exploration and abandonment costs were $6.5 million and $3.6 million in 1999 and 1998, respectively. The allocation of indirect exploration costs increased by $600,000 with additional staffing to support geological and geophysical data purchases in 1998 and 1999. Purchases of geological and geophysical data were $1.0 million and $1.4 million in 1999 and 1998, respectively, decreasing by $400,000. Also, Pure had dry hole costs of $2.1 million and $700,000 in 1999 and 1998, respectively which, in 1999, was primarily the result of two unsuccessful exploratory wells written off for $1.1 million and $0.9 million, respectively.

        Income tax expense was $8.7 million and $1.8 million in 1999 and 1998, respectively. Income taxes increased due to higher earnings in 1999. The effective tax rate was 33% and 26% in 1999 and 1998, respectively. The increase in effective tax rate was caused by proportionately larger tax credits related to the San Juan Basin operations in 1998.

Liquidity and Capital Resources

        Pure's primary sources of capital subsequent to the Titan merger are its cash flow from operations and bank financing. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs.

        Pure's primary source of capital resources prior to the Titan merger was its cash flow from operations. Pure's other source of capital resources prior to the Titan merger, if needed, was infusion of funds from Union Oil. All financing activities for Pure prior to the closing of the Titan merger were performed at the corporate level for Union Oil and its business units, and Union Oil has historically provided cash management services through a centralized treasury system. Prior to the Titan merger, Pure had historically maintained no cash balances and no interest has been charged or received on the cash balances transferred or received from Union Oil. Pure's net cash settlements with Union Oil were included in the owner's net investment on the balance sheets and were shown as settlements with owner in the financing activities on the consolidated statements of cash flows. The net settlements with Union Oil were $15.8 million, $39.3 million and $5.2 million for 2000, 1999 and 1998, respectively. Subsequent to the Titan merger, Union Oil has not provided any additional cash management services to Pure.

        Net Cash Provided by Operating Activities

        Cash flow from operating activities for Pure was $143.1 million for 2000 compared to $58.4 million for 1999. The increase in net cash provided by operating activities was primarily due to increased commodity prices and the Titan merger.

        Capital Expenditures

        For 2000, Pure had a capital budget of approximately $100 million. In 2000, Pure actually spent approximately $104 million on capital expenditures, which included certain smaller property acquisitions that were not budgeted.

        Pure requires capital primarily for the acquisition, exploration and development of oil and gas properties as well as for general working capital needs. The following table sets forth costs incurred by Pure in its acquisition, exploration and development activities.

                                                                             Year Ended December 31,
                                                                    ----------------------------------------
                                                                       2000            1999          1998
                                                                    ----------     -----------    ----------
                                                                                  (in thousands)
        Development costs.....................................      $   47,251    $     17,256    $   36,499
        Exploration costs.....................................          39,206           4,519         6,592
        Acquisition costs:
           Unproved properties................................          20,416              88         1,217
           Proved properties..................................         245,314             676         1,254
                                                                    ----------    ------------    ----------
              Total...........................................      $  352,187    $     22,539    $   45,562
                                                                    ==========    ============    ==========

        For 2001, Pure's initial capital budget was approximately $160 million. The budget was comprised of approximately (a) $60 million in development projects, (b) $34 million in exploration projects, (c) $42 million in probable/possible projects, (d) $22 million to acquire additional acreage and seismic data and (e) $2 million in other corporate items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data,
(ii) the availability of sufficient capital resources by Pure and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of Pure, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

        As a result of the International Paper transaction, Pure's 2001 capital budget may increase to more than $200 million. Pure is currently reviewing specific changes to the capital budget as part of the integration of these assets.

        While Pure regularly engages in discussions relating to potential acquisitions of oil and gas properties, Pure has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business.

        Capital Resources

        Pure's primary capital resources are net cash flows provided by operating activities and the availability under the Credit Agreement, of which approximately $355 million was available at December 31, 2000.

        Credit Agreement

        In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank") and First Union National Bank. The Credit Agreements are comprised of (a) a $250 million five-year revolving credit facility ("Revolver"), with current commitments of $210 million, and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with current commitments of $210 million. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver on September 28, 2001 will be converted to a term loan whose outstanding amounts are due and payable in full on September 28, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit, of which $144,000 was outstanding at December 31, 2000. At December 31, 2000, there was outstanding principal of $65 million under the Revolver and no outstanding amounts under the 364 Revolver. At March 1 2001, the outstanding principal was $317.9 million, which increased primarily due to the International Paper transaction.

        At Pure's option, borrowings under the Credit Agreements bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the Revolver and .85% to 1.00% per annum for the 364 Revolver. These margins increase as Pure's debt coverage ratio increases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the Credit Agreements and range from .20% to .30% per annum on the Revolver and .15% to .25% per annum for the 364 Revolver.

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

        Liquidity and Working Capital

        At December 31, 2000, Pure had $3.3 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was 1.05 at December 31, 2000. Pure maintains low cash levels for cash management purposes. Pure, at December 31, 2000, had availability under its Credit Agreement to fund any working capital deficit, if any. As previously discussed, Pure had no working capital at December 31, 1999.

        Working Capital Revolver

        In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At December 31, 2000, there was outstanding principal of $3 million under the Working Capital Revolver.

Other Matters

        Stock Options and Compensation Expense

        Pure has issued options as of December 31, 2000 to officers and non-officers to purchase 5,164,060 shares of Pure common stock. Certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $2.9 million related to non-officer options and will expense the amount over a four-year period. In 2000, Pure expensed approximately $600,000 related to these options. The options related to officers are subject to the "put right" discussed in the following paragraph.

        As discussed in Note 6 of the Notes to Consolidated Financial Statements, officers of Pure have the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger in exchange for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $135.6 million reflected in the consolidated balance sheet at December 31, 2000, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of December 31, 2000, Pure recorded approximately $78.7 million of deferred compensation, of which it recognized amortization expense of approximately $14.8 million in 2000. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

        Disclosure about Market Risk

        Prior to the Titan merger, Pure historically held no derivative instruments related to interest rate exposure risks as Union Oil historically retained all the debt and related interest charges. Prior to the Titan merger, Union Oil (not Pure) had mitigated its exposure to fluctuations in crude oil and natural gas prices for the Permian Basin business unit.

        Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At December 31, 2000 Pure had, as a result of the Titan merger, hedging transactions with respect to approximately 4,065,000 MMBtu of its future 2001, estimated natural gas production and 452,500 barrels of its future 2001 estimated crude oil production. For additional information, see Note 16 of Notes to Consolidated Financial Statements. Pure had no interest rate financial derivatives at December 31, 2000.

        In February 2001, Pure placed a natural gas costless collar on 40,000 MMBtu/day for the period of March 2001 through October 2001. The costless collar has a NYMEX floor price of $4.90 per MMBtu and an average NYMEX ceiling price of $7.11 per MMBtu.

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

        Pure will adopt SFAS No. 133 effective January 1, 2001 and expects that its current commodity derivative contracts will qualify for cash flow hedge accounting treatment under SFAS No. 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. However, it is believed that any ineffectiveness will be immaterial. The effect on Pure's earnings and other comprehensive income as the result of the adoption of SFAS No. 133 will vary from period to period and will be dependent upon prevailing commodity prices. SFAS No. 133 is not expected to have a material impact on Pure's financial statements as a result of other contractual arrangements to which Pure is subject.

        Upon adoption of SFAS No. 133 on January 1, 2001, Pure will record an additional liability of approximately $16.6 million relative to the fair value of its current commodity derivative contracts. Also, Pure will record a charge to other comprehensive income of approximately $10.8 million and reduce its deferred tax liability by approximately $5.8 million.

Pure Unaudited Pro Forma Data

        The following reflects unaudited pro forma data related to the Contribution and the Titan merger, discussed in Notes 1 and 5 of the Notes to Consolidated Financial Statements, and the sale of certain operating assets by Titan. The unaudited pro forma combined data assumes the Contribution, the Titan merger and the sale of certain operating assets by Titan in 1999 had taken place as of January 1, 1999 with respect to the unaudited pro forma combined statements of operations and related operational data. This pro forma data does not reflect any results of operations or data from the January 2001 transaction with International Paper Company. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (dollars in thousands, except per unit amounts):

Pro Forma Statement of Operations Data

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------

            Total revenues                             $  325,009   $  186,801
            Oil and gas production costs                  (56,509)     (49,345)
            Production and other taxes                    (25,057)     (14,636)
            General and administrative expenses           (16,951)     (14,861)
            Amortization of deferred compensation         (26,186)     (26,186)
            Exploration and abandonment costs             (23,253)     (16,813)
            Depreciation, depletion and amortization      (53,018)     (50,164)
            Impairment of long-lived assets                    -        (5,883)
            Other expenses, net                            (6,445)      (3,109)
            Income tax expense                            (41,158)      (2,032)
                                                       ----------   ----------
                            Net income                 $   76,432   $    3,772
                                                       ==========   ==========

            EBITDAX (a)                                $  214,000   $  109,149
                                                       ==========   ==========


          These pro forma amounts differ from those disclosed in Note 5 of the Notes to the Consolidated Financial Statements, primarily due to the following additional pro forma adjustments: (a) sale by Titan of certain operating assets in 1999, (b) elimination of merger costs incurred by Pure in 2000 and (c) recording effects of amortizing deferred compensation for the periods presented.

______________

(a) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of long-lived assets, restructuring costs, amortization of deferred compensation, exploration and abandonment costs, and other noncash items to net income
     (loss). EBITDAX is included herein because management believes that some investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly titled figures for such other companies.

Pro Forma Operational Data

                                                                               Year Ended December 31,
                                                                             ---------------------------
                                                                               2000              1999
                                                                             ---------         ---------
            Production:
               Oil and condensate (MBbls).................................       6,208             5,838
               Natural gas (MMcf).........................................      47,674            48,100
               Total (MBOE)...............................................      14,154            13,855

            Average sales price per unit (including effects of hedging):

               Oil and condensate (per Bbl)...............................   $   24.62         $   14.62
               Natural gas (per Mcf)......................................   $    3.61         $    2.09
               Total (per BOE)............................................   $   22.95         $   13.41

Risk Factors

          Pure is controlled by Union Oil

          Union Oil owns approximately 65.4% of the outstanding Pure common stock and is not prohibited from acquiring more. By virtue of its stock ownership, Union Oil has the power to control the direction and policies of Pure, the election of a majority of its directors and the outcome of any matter requiring stockholder approval, including adopting amendments to Pure's certificate of incorporation and approving mergers or sales of all or substantially all of Pure's assets. In addition, Pure has entered into agreements that enable Union Oil to maintain its position of control. These include:

          . A non-dilution agreement, which provides that if Pure issues additional shares of common stock Union Oil will have preemptive rights to acquire additional securities to maintain its percentage ownership of Pure, up to 65.4%. This agreement could make it more difficult for Pure to raise funds through future offerings of capital stock or to close acquisitions using equity for payment. Union Oil will be the only Pure stockholder with preemptive rights.

          . A stockholders voting agreement which provides that Union Oil and Mr. Hightower will vote their shares of Pure to cause two persons designated by Mr. Hightower, up to five designees of Union Oil and an additional director agreed upon by Union to be elected to Pure's board of directors. This agreement gives Union Oil the power to control the election of a majority of the directors even if it owns as little as 35% of Pure's common stock.

          Pure has agreed to limit its business activities

          In order to minimize conflicts of interest between Union Oil and Pure and to permit Union Oil to continue to conduct its business without undue risk of liability, the parties have entered into a business opportunities agreement in which Pure has agreed that it has no interest or expectancy in business opportunities developed by Union Oil in accordance with standards set forth in the business opportunities agreement. Pure has also agreed that, without the consent of Union Oil, it will not conduct any business other than the oil and gas exploration, development and production business and will not pursue any new business opportunities that are outside of Kansas, Oklahoma, New Mexico, designated areas of southern and southeastern Colorado and western Arkansas and onshore Texas other than portions of East Texas. These restrictions may limit Pure's ability to diversify its operating base following the merger. Because of Pure's geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure more than if its operations were more geographically diversified. The business opportunities agreement does not affirmatively restrict Union Oil's business activities, including within the designated areas.

          In connection with Pure's transaction with International Paper Company in January 2001, Pure obtained from Union Oil a limited waiver of the business opportunities agreement. The limited waiver allowed Pure, through subsidiaries, to acquire oil and gas fee mineral interests, royalty interests, oil and gas leasehold interests and related contracts and assets located in Alabama, Arkansas, Florida, Louisiana, Mississippi, Oklahoma, Texas and the offshore area of the Gulf of Mexico (and, to a lesser extent, located in Michigan, New Mexico, New York, North Dakota, Pennsylvania and Wyoming), and to conduct business with respect to such assets. Although the limited waiver also allows Pure to pursue certain business opportunities with respect to such acquired assets, its ability to do so is limited. These current restrictions on Pure's ability to expand, develop and explore certain assets related to those acquired from International Paper Company may limit Pure's ability to fully realize the value from certain of the assets acquired. As contemplated at the time the limited waiver was given, Pure and Union Oil are, as of the date this document is filed, discussing a broader waiver that would allow Pure additional opportunity with fewer limitations to further exploit the potential of the International Paper transaction. Pure cannot assure you that such additional waiver will be given.

          As consideration for the limited waiver, Pure granted Union Oil a right of first refusal (to match the price and terms of any bona fide, third party offer received by Pure after Pure has had a full opportunity to market the assets) with respect to each proposed sale, with limited exceptions, of (i) the interests that were purchased by Pure from International Paper Company, to the extent located such interests are located in Louisiana or the offshore area of the Gulf of Mexico, or (ii) related interests in Louisiana that are also covered by the limited waiver of the agreement's restrictions.

          Potential conflicts of interest between Pure  and Union Oil may arise

          Conflicts of interest may arise between Pure and Union Oil. The interests of Union Oil under contractual arrangements between Pure and Union Oil entered into in connection with the Titan merger, such as a registration rights agreement, a non-dilution agreement and the parties' agreements to indemnify each other with respect to specified matters, will conflict with the interests of Pure. Other conflicts may arise in the future if Union Oil and Pure enter into additional contractual arrangements, which could include agreements relating to marketing of production, financing, insurance or other matters. Because Union Oil is free to engage in activities that may be competitive with Pure, conflicts of interest may arise in acquisitions of oil and gas properties or companies or other transactions that Union Oil may pursue.

          There are no contractual restrictions on Union Oil's ability to dispose of its shares of Pure common stock

          Although Union Oil has no current plans to dispose of its shares of Pure common stock, the market price of such shares could drop due to sales of a large number of shares of Pure capital stock or the perception that they could occur.

          Rights granted to Pure officers may result in charges to our earnings

          Mr. Hightower's employment agreement and Pure officer severance agreements entitle the covered officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value if specified events occur. On December 31, 2000, when the trading price of Pure common stock was $20.25 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements, was estimated at approximately $27.46. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of Pure shares.

          Our rapid growth has placed significant demands upon our resources

          Our brief operating history has been characterized by rapid growth that places significant demands on our financial, operational and administrative resources. Any future growth of our oil and gas reserves, production and operations would place significant further demands on our financial, operational and administrative resources. Our future performance and profitability will depend in part on our ability to successfully integrate the administrative and financial functions of acquired properties and companies into our operations, to hire additional personnel and to implement necessary enhancements to our management systems.

          You should not place undue reliance on our reserve data because numerous uncertainties are inherent in the estimation of the reserve data

          Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flow necessarily depend upon a number of variable factors and assumptions, including the following:

          . historical production from the area compared with production from other producing areas;

          .    the assumed effects of regulations by governmental agencies;

          .    assumptions concerning future oil and gas prices; and

          . assumptions concerning future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs.

          Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

          .    the quantities of oil and gas that are ultimately recovered;

          .    the production and operating costs incurred;

          .    the amount and timing of future development expenditures; and

          .    future oil and gas sales prices.

          Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the difference may be material.

          The discounted future net cash flows in this document should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

          .    the amount and timing of actual production

          .    supply and demand of oil and gas;

          .    increases or decreases in consumption; and

          .    changes in governmental regulations or taxation.

          .    In addition, the 10% discount factor, which is required by the
SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Pure or the oil and gas industry in general.

          Maintaining reserves and revenues in the future depends on successful exploration and development

          Our future success will depend upon our ability to find or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully explore or develop properties containing proved reserves, our proved reserves will generally decline as a result of continued production. The decline rate varies depending upon reservoir characteristics and other factors. Our oil and gas reserves and production, and, therefore, cash flow and income, will depend greatly upon our success in exploiting out current reserves and acquiring or finding additional reserves.

          Our exploration and development activities are be subject to significant risks

          The nature of the oil and gas business involves operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to us.

          In addition, we may be liable for environmental damages caused by previous owners of property purchased by Pure or its predecessors. As a result, substantial liabilities to third parties or governmental entities may be incurred. The payment of these amounts could reduce or eliminate the funds available for exploration, development or acquisitions. These reductions in funds could result in a loss of our properties.

          Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions or damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities.

          We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment in wells drilled. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce net reserves to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages and delays in the delivery of equipment and services may curtail, delay or cancel our drilling operations.

          In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

          Our use of enhanced oil recovery techniques involves certain risks, especially the use of water flooding techniques. Part of our inventory of development prospects will include waterflood projects. Water flooding involves significant capital expenditures and uncertainty as to the total amount of recoverable secondary reserves. In waterflood operations, there is generally a delay between the initiation of water injection into a formation containing hydrocarbons and any resulting increase in production. The operating cost per unit of production of waterflood projects is generally higher during the initial phases of such projects due to the purchase of injection water and related costs, as well as during the later stages of the life of the project as production declines. The degree of success, if any, of any enhanced recovery program depends on a large number of factors, including the porosity of the formation, the technique used and the location of injector wells.

          We cannot assure you that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have success drilling productive wells at low finding and development costs. Furthermore, while our revenues may increase if prevailing oil and gas prices increase significantly, our finding costs for additional reserves could also increase.

          We face the risk of volatility of oil and gas prices

          Our revenues, operating results and future rate of growth depend upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and may continue to be volatile in the future. Various factors that are beyond our control will affect prices of oil and gas, such as:

          .    the worldwide and domestic supplies of oil and gas,

          . the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls,

          .    political instability or armed conflict in oil-producing regions,

          .    the price and level of foreign imports,

          .    the level of consumer demand,

          .    the price and availability of alternative fuels,

          .    the availability of pipeline capacity,

          .    weather conditions,

          .    domestic and foreign governmental regulations and taxes, and

          .    the overall economic environment.

          We are unable to predict the long-term effects of these and other conditions on the prices of oil and gas. Lower oil and gas prices may reduce the amount of oil and gas we will be able to produce economically, which may adversely affect our revenues and operating income. Lower oil and gas prices may also require a reduction in the carrying value of our oil and gas properties. Currently, we anticipates making substantially all of our sales of oil and gas in the spot market or under contracts based on spot market prices and not under long-term fixed price contracts.

          Our hedging activities may not adequately offset risks we face

          Our use of hedging contracts to reduce our sensitivity to oil and gas price volatility will be subject to a number of risks. If we do not produce reserves at the rates we estimate due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, we would be required to satisfy obligations we may have under fixed price sales and hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. The terms under which we will enter into fixed price sales and hedging contracts will be based on assumptions and estimates of numerous factors, including transportation costs to delivery points. Substantial variations between the assumptions and estimates we will use and actual results we will experience could adversely affect our anticipated profit margins and our ability to manage the risks associated with fluctuations in oil and gas prices. Additionally, fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. Hedging contracts are also subject to the risk that the counter-party may not be able or willing to perform its obligations.

          Our acquisition strategy involves a degree of risk

          Our strategic plan includes the acquisition of additional reserves, including through subsequent business combination transactions. We may not be able to consummate future acquisitions on favorable terms. Additionally, future acquisitions may not achieve favorable financial results.

          Acquisitions may require substantial financial expenditures that will need to be financed through cash flow from operations or future debt and equity offerings by Pure. We may not be able to acquire companies or oil and gas properties using its equity as currency. In the case of cash acquisitions, we may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions or reserves.

          Although our management will review and analyze the properties that it will acquire, such reviews are subject to uncertainties. The acquisition of producing properties will involve an assessment of several factors, including recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact, and it is generally not possible to review in detail every individual property involved in an acquisition. However, even a detailed review of all properties may not reveal all existing structural and environmental problems. We will generally assume preclosing liabilities, including environmental liabilities, and will generally acquire interest in oil and gas properties on an "as is" basis. In addition, volatile oil and gas prices will make it difficult for us to accurately estimate the value of producing properties for acquisition and may cause disruption in the market for oil and gas producing properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploration projects. We will not be able to assure you that our acquisitions will achieve desired profitability objectives.

          Our business requires substantial capital expenditures

          We make substantial capital expenditures for the exploration, development, acquisition and production of oil and gas reserves. We intend to finance these capital expenditures primarily with funds provided by operations, the incurrence of debt, the issuance of equity and the sale of non-core assets. If revenues decrease as a result of lower oil or gas prices or for other reasons, we may not be able to expend the capital necessary to replace our reserves or to maintain production levels, resulting in a decrease in production over time. If our cash flow from operations and availability under our credit facilities are not sufficient to satisfy our capital expenditure requirements, we may not be able to obtain additional debt or equity financing to meet these requirements.

          Our use of leverage may limit our operational flexibility

          We have certain debt obligations that may affect our operations, including:

          . our need to dedicate a substantial portion of our cash flow from operations to the payment of interest on our indebtedness which prevents us from using these funds for other purposes;

          . the covenants contained in our credit facilities limit our ability to borrow additional funds or to dispose of assets and may affect our flexibility in planning for, and reacting to, changes in business conditions; and

          . our potential inability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

          Moreover, future acquisition or development activities may require us to alter our capitalization significantly. These changes in capitalization may significantly alter our leverage structure. Our ability to meet our debt service obligations and to reduce our total indebtedness will depend on future performance, which will be subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control.

          We may not be able to market our production

          The marketability of our production depends, in part, upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas is delivered through gas gathering systems and gas pipelines that we do not own. Our ability to produce and market our oil and gas is be subject to several factors, including federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions.

          We are subject to extensive government regulations

          Our business is subject to federal, state and local laws and regulations relating to the oil and gas industry as well as regulations relating to safety matters. Although we believe we are in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations change frequently, and these laws and regulations are subject to interpretation. Consequently, we cannot predict the ultimate cost of compliance with these requirements or their effect on our operations. We may have to expend a significant amount of resources to comply with government laws and regulations.

          We are subject to substantial environmental regulation

          Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The implementation of new or modified laws or regulations could have a material adverse effect on our business. The discharge of oil, gas or other pollutants into the air, soil or water may lead to significant liability to the government and third parties and may require us to incur substantial costs. Moreover, we have agreed to indemnify sellers of producing properties purchased in each of our substantial acquisitions against environmental claims associated with these properties. Current environmental laws or regulations or future laws or regulations may adversely affect our operations or our financial condition. Furthermore, material indemnity claims may arise against us.

          The competition in our industry is intense, some of our competitors have significantly greater resources than we, and this competition may adversely affect our operations

          We operate in the highly competitive areas of oil and gas exploration, development, acquisition and production with other companies, many of which have substantially larger financial resources, staffs and facilities. In seeking to acquire desirable producing properties or new leases for future exploration and in marketing our oil and gas production, we face intense competition from both major and independent oil and gas companies. Many of these competitors have financial and other resources substantially in excess of those that will be available to us. This highly competitive environment could have a material adverse effect on us.

          We depend heavily on certain key personnel, and our failure to retain these individuals could adversely affect the management of Pure

          Our success is highly dependent on Jack Hightower, our Chief Executive Officer, and a limited number of other senior management personnel. Loss of the services of Mr. Hightower or any of those other individuals could have a material adverse effect on our operations. We maintain a $3.0 million key man life insurance policy on the life of Mr. Hightower, with one-half of the benefits payable to Pure, but no other senior management personnel. We cannot assure you that we will be successful in retaining key personnel. Our failure to hire additional personnel, if necessary, or retain our key personnel could have a material adverse effect on our business, financial condition and results of operations.

          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     Pure has made forward-looking statements in this document and in documents incorporated by reference into this document which are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management and on the information currently available to them. Among the factors that could cause actual results to differ materially from expectations are:

          . inherent uncertainties in interpreting engineering and reserve or production data;

          . operating hazards, delays or cancellations of drilling operations for a variety of reasons;

          .    competition;

          .    fluctuations and volatility in oil and gas prices;

          . our ability to successfully integrate the business and operations of acquired companies;

          .    government and environmental regulations;

          . increases in our cost of borrowing or inability or unavailability of capital resources to fund capital expenditures, dependence on key personnel, changes in general economic conditions and/or in the markets in which we compete or may, from time to time, compete; and

          . other factors including but not limited to those set forth above in "Risk Factors."

          Statements and calculations concerning oil and gas reserves and their present value also may be deemed to be forward-looking statements in that they reflect the determination, based on estimates and assumptions, that oil and gas reserves may be profitably exploited in the future. When used or referred to in this document, these forward-looking statements may be preceded by, followed by, or otherwise include the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "projects" or similar expressions, or statements that events or conditions "will" or "may" occur.

          Except for its ongoing obligations to disclose material information as required by the federal securities laws, Pure does not have any intention or obligation to update forward-looking statements after it distributes this document.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of December 31, 2000, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

Quantitative Disclosures

          Commodity Price Sensitivity:

          The following table provides information about Pure's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices. See Note 16 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for specific information regarding the terms of Pure's commodity derivative financial instruments that are sensitive to natural gas and crude oil commodity prices.

                                                                 Contract Terms      Fair Value
                                                                 --------------     ------------
          Natural Gas Hedge Derivatives (a):

          Collar option contracts:
          Notional volumes (MMBtu)                                    4,065,000     ($20,091,504)
          Weighted average short call strike price per MMBtu (b)     $    2.633
          Weighted average long put strike price per MMBtu (b)       $    3.160

          Basis differential contracts (c):
          Notional Volumes (MMBtu)                                    4,065,000      $  (698,793)
          Weighted average MMBtu strike price                        $    0.111

          Crude Oil Hedge Derivatives (a):

          Collar option contracts:
          Notional Volume (Bbls)                                        452,500      $(2,600,954)
          Weighted average short call strike price per Bbl (b)       $   16.500
          Weighted average long put strike price per Bbl (b)         $   20.480

-----------------------
(a)  See Note 16 of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements" for additional information related to hedging activities.
(b)  The strike prices are based on the prices traded on the NYMEX.
(c) The basis differential relates to the spread between the NYMEX price and an El Paso/Permian price or Waha West Texas price.

          Interest Rate Sensitivity:

          The following table provides information about Pure's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in December 2000. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for specific information regarding the terms of Pure's debt obligations that are sensitive to interest rates.

                                                2000              2005             Total           Fair Value
                                             ----------       -----------       -----------       ------------
                                                        (in thousands, except interest rates)
       Debt (a):

       Variable rate debt:

       Revolver (b)                          $        -       $    65,000       $    65,000       $     65,000
                 Average interest rate                - %            7.90%

       364 Revolver (b)                      $        -       $         -       $         -       $          -
                 Average interest rate                - %               - %

       Working Capital Revolver (b)          $        -       $     3,000       $     3,000       $      3,000
                 Average interest rate                - %            8.21%

____________________

(a)  See Note 4 of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements" for additional information related to debt.
(b) Lenders are The Chase Manhattan Bank and First Union National Bank and all borrowings are unsecured.

Qualitative Disclosures

                      Derivatives and Hedging Objectives

          Pure may enter into derivative contracts to protect against commodity price risk and interest rate risk when in management's opinion it may be appropriate to support its future cash flows in the following situations:

          Commodity Price Risk:

          .    Protect Pure's cash flow relative to its near-term capital budget,
          .    Protect the economics of acquisitions,
          .    Protect the economics of price sensitive developmental projects,
          .    Protect Pure's ability to meet debt service requirements, and
          .    Protect against potential significant negative price declines.

          Interest Rate Risk:

          . Protect cash flows against potential significant interest rate increases and
          . To fix interest rate cash outflows to allow Pure to protect the availability of cash flows for its capital budget.

                      Derivatives and Hedging Strategies

          To meet the above objectives, management may utilize the following types of derivative instruments to manage cash flows resulting from commodity price risk and interest rate risk.

          Commodity Price Risk:

          .    Commodity price collars,
          .    Commodity price swaps,
          .    Futures Contracts (e.g., puts and calls),
          .    Physical delivery contracts,
          .    Energy swaps, and
          .    Commodity basis differential swaps.

          Interest Rate Risk:

          .    Interest rate swaps,
          .    Interest rate collars,
          .    Purchased options, and
          .    Interest rate caps.

          The derivative contracts Pure may enter into are intended to be an economic hedge of a commodity price risk or interest rate risk. However, Pure may unwind a derivative contract at anytime for any reason at management's discretion.

          The above objectives and strategies have been approved by Pure's board of directors and any significant changes to the objectives and strategies must be ratified by the board of directors. Management and the executive committee are authorized to hedge up to 25% and 75%, respectively, of Pure's future oil and gas production utilizing these objectives and strategies. To exceed the 25% level, management must obtain approval of the executive committee up to the 75% level. The executive committee must obtain approval of the board of directors to exceed the 75% level. The chief executive officer is required to approve all derivative contracts prior to their execution.

          Pure historically had held no derivative instruments related to interest rate exposure risks as Union Oil has historically retained all the debt and related interest charges.

          Pure is a producer of various hydrocarbon commodities such as crude oil and condensate, natural gas and associated petroleum-based products and is subject to the associated price risks. Prior to the Titan merger, Union Oil (not
Pure) has historically mitigated its exposure to fluctuations in crude oil and natural gas prices through an affiliate of Union Oil. Historically, hedging and trading gains and losses incurred by Union Oil were not allocated to Pure and were not reflected in the Permian Basin business unit's presented results. Therefore, historically, Pure's associated price risks were not mitigated.

          As of December 31, 2000, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1999.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pure's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1

          Pure Resources, Inc., a Delaware corporation, was, until May 25, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended and among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan").

          On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of Union Oil's Permian Basin business unit. These transactions are referred to as the "Contribution". Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan. (See Note 1 for additional information related to the Merger Agreement and the merger.) The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger is reflected in the results of operations and cash flows since May 31, 2000. The acquisition of Titan by Pure was accounted for on the purchase method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On May 25, 2000, Titan merged with the Permian Basin business unit of Union Oil to form Pure. Prior to the merger, KPMG LLP audited Titan, and PriceWaterhouseCoopers LLP audited the Permian Basin business unit. As part of the Titan merger, Titan's management team remained intact and now manages Pure. At a meeting held on June 27, 2000, the Board of Directors and Audit Committee of Pure approved the engagement of KPMG LLP as Pure's independent auditors for the fiscal year ending December 31, 2000. In light of this decision, PriceWater-houseCoopers LLP was terminated as auditors of Pure.

          The reports of PriceWaterhouseCoopers LLP on the Permian Basin business unit's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

          In connection with the audits of the Permian Basin business unit's financial statements for each of the two fiscal years ended December 31, 1999 and 1998, and in the subsequent interim period, there were no disagreements with PriceWaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PriceWaterhouseCoopers LLP would have caused PriceWaterhouseCoopers LLP to make reference to the matter in their report.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Pure's definitive Proxy Statement (the "2001 Proxy Statement") for its annual meeting of stockholders to be held on or about May 9, 2001. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 2000.

          Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of Pure is set forth in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

          The information required by this item is incorporated herein by reference to the 2001 Proxy Statement which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated herein by reference to the 2001 Proxy Statement which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          The information required by this item is incorporated herein by reference to the 2001 Proxy Statement which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K


(a)   1.  Consolidated Financial Statements:

      See Index to Consolidated Financial Statements on page F-1

      2.  Financial Statement Schedules:

      See Index to Consolidated Financial Statements on page F-1

      3. Exhibits: The following documents are filed as exhibits to this report:


Exhibit
Number                             Description of Document
------                             -----------------------
2.1 Agreement and Plan of Merger, dated as of December 13, 1999, by and among Union Oil Company of California, Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 2.1 to Titan Exploration, Inc.'s Current Report of Form 8-K, date of report December 13, 1999, and incorporated herein by reference).

2.2 Amendment No. 1 to Merger Agreement, dated as of April 14, 2000, by and among Union Oil Company of California, Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 2.2 to Pure's Registration Statement on Form S-4, Registration No. 333-34970, and incorporated by reference herein).

3.1 Certificate of Incorporation of Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) (filed as Exhibit 3.1 to Pure's Registration Statement on Form S-4, Registration No. 333-34970, and incorporated by reference herein).

3.2 Certificates of Amendment of Certificate of Incorporation of Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) (filed as Exhibit 3.2 to Pure's Registration Statement on Form S-4, Registration No. 333-34970, and incorporated by reference herein).

3.3 Bylaws of Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) (filed as Exhibit 3.3 to Pure's Registration Statement on Form S-4, Registration No. 333-34970, and incorporated by reference herein).

10.1 Registration Rights Agreement, dated December 13, 1999, by and between Pure Resources, Inc., (formerly named Titan Resources Holdings, Inc.) and Union Oil Company of California (filed as Exhibit 10.1 to Pure's Registration Statement on Form S-4, Registration No. 333-34970, and incorporated by reference).

10.2 Registration Rights Agreement by and between Jack D. Hightower and Pure Resources, Inc. dated as of May 25, 2000 (filed as Exhibit 4.1 to Jack D. Hightower's Schedule 13D filed June 5, 2000 and relating to securities of Pure Resources, Inc. and incorporated herein by reference).

10.3 Amended and Restated Stockholders Voting Agreement dated April 10, 2000 by and among Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), Union Oil Company of California and Jack D. Hightower (filed as Exhibit 10.20 to Titan Exploration, Inc.'s Annual Report on Form 10-K, as amended, as filed on April 12, 2000, and incorporated herein by reference).

10.4 Non-Dilution Agreement dated December 13, 1999 by and between Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) and Union Oil Company of California (filed as Exhibit 10.21 to Titan Exploration, Inc.'s Annual Report on Form 10-K, as amended, as filed on April 12, 2000, and incorporated herein by reference).

10.5 Business Opportunities Agreement, dated as of December 13, 1999, by and among Union Oil Company of California, Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.), TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 10.20 to Titan Exploration, Inc.'s Form 10-K, as amended, as filed on April 12, 2000, and incorporated herein by reference).

10.6 Letter Agreement, dated January 30, 2001, related to the Business Opportunities Agreement, dated as of December 13, 1999, by and among Union Oil Company of California, Pure Resources, Inc., TRH, Inc. and Titan Exploration, Inc.

10.7* Pure Resources, Inc. 1999 Incentive Plan (filed as Exhibit 10.3 to Pure's Registration Statement on Form S-4, Registration No. 333-34970, and incorporated herein by reference).

10.8*     Form of Option Agreement under Pure Resources, Inc. 1999 Incentive
          Plan.

10.9*     Pure Resources, Inc. Equity Plan for Outside Directors (filed as
          Exhibit 10.9 to Pure's Registration Statement on Form S-4, Registration No. 333-34970, and incorporated herein by reference.)

10.10* Titan 401(k) Plan (filed as Exhibit 4.1 to Titan Exploration, Inc.'s Registration Statement on Form S-8, Registration No. 333-62115, and incorporated herein by reference).

10.11* Amendment to Titan 401(k) Plan, renaming it the Pure Resources 401(k) Plan and otherwise amending the plan (filed as Exhibit 4.1.1 to Pure's Registration Statement on Form S-8, Registration No. 333-37868, and incorporated herein by reference).

10.12*    Titan Matching Plan, effective as of September 1, 1998 (filed as
          Exhibit 10.2 to Titan Exploration, Inc.'s Form 10-Q for the period ended September 30, 1998, and incorporated herein by reference).

10.13* Amendment No. 1 to the Titan Matching Plan, renaming it the Pure Resources Matching Plan.

10.14* Titan Exploration, Inc. 1999 Stock Option Plan (filed as Exhibit 10.2 to Titan Exploration, Inc.'s Current Report on Form 8-K, as filed on June 11, 1999, and incorporated herein by reference).

10.15* Titan Exploration, Inc. 1996 Incentive Plan (filed as Exhibit 10.9 to Titan Exploration, Inc.'s Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

10.16* Offshore Energy Development Corporation 1996 Stock Awards Plan (filed as Exhibit 10.22 to the Offshore Energy Development Corporation Registration Statement on Form S-1, Registration No. 33-11269, and incorporated herein by reference).

10.17* Employment Agreement, dated December 13, 1999, by and between Pure Resources, Inc. (formerly named Titan Resources Holdings, Inc.) and Jack Hightower (filed as Exhibit 10.19 to Titan Exploration, Inc.'s Annual Report on Form 10-K, as amended, as filed on April 12, 2000, and incorporated herein by reference).

10.18* Letter agreement, dated July 20, 2000, between Jack D. Hightower and Pure Resources, Inc. regarding amendment to Jack D. Hightower's Employment Agreement which was effective May 25, 2000 (filed as
          Exhibit 10.8 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.19* Amendment to Employment Agreement, dated August 8, 2000, between Pure Resources, Inc. and Jack D. Hightower (filed as Exhibit 10.9 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.20* Executive officer letter agreement dated May 25, 2000 between Pure Resources I, Inc. (formerly named Titan Resources I, Inc.) and each of certain officers (filed as Exhibit 10.5 to Pure's Quarterly Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference).

10.21* Confidentiality and Non-Compete Agreement dated May 25, 2000 between Pure Resources, Inc., Titan Exploration, Inc. and Pure Resources I, Inc. (formerly named Titan Resources I, Inc.) and each of certain officers (filed as Exhibit 10.6 to Pure's Quarterly Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference).

10.22* Confidentiality and Non-Compete Agreement dated August 8, 2000 between Pure Resources I, Inc. and Gary M. Dupriest (filed as Exhibit 10.5 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.23* Indemnity Agreement, dated August 9, 2000, between Pure Resources, Inc. and its officers and directors (filed as Exhibit 10.10 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.24* Officer Severance and Put Right Agreement dated August 1, 2000 between Pure Resources, Inc. and George G. Staley (filed as Exhibit 10.7 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.25* Officer Severance and Put Right Agreement dated August 1, 2000, August 31, 2000 or September 14, 2000 between Pure Resources, Inc. and certain executive officers (filed as Exhibit 10.6 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.26 Credit Agreement, dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and Credit Lyonnais New York Branch, as Documentation Agent (filed as
          Exhibit 10.13 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.27 Credit Agreement, dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, and BNP Paribas, as Documentation Agent (filed as Exhibit 10.14 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference).

10.28 Consent and Waiver Letter dated January 31, 2001, to the Credit Agreements dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and First Union National Bank, as Syndication Agent.

10.29 Master Promissory Noted, dated October 18, 2000, between Pure Resources, Inc. and The Chase Manhattan Bank (filed as Exhibit 10.12 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.30 Office Lease Agreement, dated July 5, 2000, between Midland Prop., LTD and Pure Resources I, Inc. (filed as Exhibit 10.9 to Pure's Quarterly Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

10.31 Joint Development Agreement, effective date: March 10, 2000, by and between Pure Resources, L.P. and Chaparral Royalty Company, DDDF Company, Inc., J. Don Looney, and George G. Staley (filed as Exhibit
          10.11 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.32 Agreement for Purchase and Sale dated as of January 29, 2001, by and among International Paper Company, International Paper Realty Corporation, IP Farms, Inc., IP Petroleum Company, Inc., IP Timberlands Operating Company, Ltd., GCO Minerals Company, The Long-Bell Petroleum Company, Inc., American Central Corporation, Champion Realty Corporation and Sustainable Forests L.L.C. and Pure Resources, L.P. (filed as Exhibit 2.1 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.33 Contribution Agreement dated as of January 29, 2001, by and among IP Petroleum Company, Inc., International Paper Realty Corporation, Transtates Properties Incorporated, Southland Energy Company, Pure Resources, L.P., Pure Resources I, Inc., PK I, L.P., PK II, L.P., PK III, L.P., PK IV, L.P. and Pure Partners, L.P. (filed as Exhibit 2.2 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.34 Amended and Restated Agreement of Limited Partnership of Pure Partners, L.P. dated as of January 31, 2001, by and among Pure Resources I, Inc., IP Petroleum Company, Inc., and Southland Energy Company, each as a Class A Limited Partner, PK I, L.P., PK II, L.P., PK III, L.P., each as a Class B Limited Partner, and International Paper Realty Corporation, Transtates Properties Incorporated and PK IV, L.P., each as a Limited Partner (filed as Exhibit 10.1 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report:
          January 31, 2001), and incorporated herein by reference).

10.35 Indemnity Agreement dated as of January 31, 2001, by Pure Partners, L.P. and Pure Resources I, Inc. to Southland Energy Company, IP Petroleum Company, Inc., International Paper Realty Corporation, Transtates Properties Incorporated or any of their successors or assigns with respect to their partnership interests in Pure Partners, L.P., and International Paper Company (filed as Exhibit 10.2 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report:
          January 31, 2001), and incorporated herein by reference).

10.36 Guaranty Agreement dated January 31, 2001, by Pure Resources, L.P. to IP Petroleum Company, Inc., Southland Energy Company, International Paper Realty Corporation and Transtates Properties Incorporated (filed as Exhibit 10.3 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.37 Senior Note Agreement dated January 31, 2001, by and between The Branigar Organization, Inc. and Pure Partners, L.P. (filed as Exhibit
          10.4 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.38 Promissory Note dated January 31, 2001, by the Branigar Organization, Inc. payable to the order of Pure Partners, L.P. (filed as Exhibit
          10.5 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.39 Guaranty Agreement dated as of January 31, 2001, by International Paper Company to Pure Partners, L.P. (filed as Exhibit 10.6 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report:
          January 31, 2001), and incorporated herein by reference).

10.40 Master Offset Agreement dated as of January 31, 2001, among IP Petroleum Company, Inc., Southland Energy Company, The Branigar Organization, Inc. and Pure Partners, L.P. (filed as Exhibit 10.7 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.41 Services Agreement, dated April 1, 1995, between Pure Resources I, Inc. (formerly named Titan Resources, I, Inc.) and Pure Resources, L.P. (formerly named Titan Resources, L.P.) (filed as Exhibit 10.17 to Titan Exploration, Inc.'s Registration Statement on Form S-1, Registration No. 333-14029, and incorporated herein by reference).

21.1      Subsidiaries of the Registrant.

23.1      Consent of KPMG LLP, independent auditors.

23.2      Consent of PriceWaterhouseCoopers LLP, independent accountants.

23.3      Consent of Netherland, Sewell & Associates, Inc.

23.4      Consent of Gary M. Dupriest.

23.5      Consent of Twatchman Snyder & Byrd, Inc.

---------------
*    Represents a management contract or compensatory plan arrangement.

(b)       No matters were reported during the fourth quarter of 2000.

                         GLOSSARY OF OIL AND GAS TERMS

     The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Unless otherwise indicated in this report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple. BOEs are determined using the ratio of six Mcf of natural gas to one Bbl of oil.

"Bbl" or "barrel" means 42 U.S. gallons.

"Bcf" means billion cubic feet of natural gas.

"Bcfe" means billion equivalent cubic feet of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

"BOE" means equivalent barrels of oil, calculated at a ratio of 6 Mcf to 1 Bbl of oil.

"Completion" means the installation of permanent equipment for the production of oil or gas.

"Development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

"Exploratory well" means a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

"Gross," when used with respect to acres or wells, refers to the total acres or wells in which Pure has a working interest.

"Horizontal drilling" means a drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and can result in both increased production rates and greater ultimate recoveries of hydrocarbons.

"MBbls" means thousand barrels.

"Mcf" means thousand cubic feet.

"Mcfe" means thousand equivalent cubit feet of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

"MMBbls" means million of barrels.

"MMBOE" means millions of barrels of oil equivalent on a 6:1 basis.

"MMcf" means million cubic feet of natural gas.

"MMcfe" means million cubic feet equivalent, determined using the ratio of 6 Mcf of natural gas to 1 Bbl of oil.

"Net," when used with respect to acres or wells, refers to gross acres of wells multiplied, in each case, by the percentage working interest owned by Pure.

"Net production" means production that is owned by Pure less royalties and production due others.

"Oil" means crude oil or condensate.

"Operator" means the individual or company responsible for the exploration, development, and production of an oil or gas well or lease.

"Proved developed reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

"Proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

      i. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

      ii. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

      iii. Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids that may be recovered from oil shales, coal, gilsonite and other such sources.

"Proved undeveloped reserves" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

"Recompletion" means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

"Reserves" means proved reserves.

"Royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

"3-D seismic" means seismic data that are acquired and processed to yield a three-dimensional picture of the subsurface.

"SEC 10% present value" means the pretax present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

"Standardized measure of discounted future net cash flows" is the SEC 10% present value defined above, less applicable income taxes.

"Tertiary recovery" means enhanced recovery methods for the production of oil or gas. Enhanced recovery of crude oil requires a means for displacing oil from the reservoir rock, modifying the properties of the fluids in the reservoir and/or the reservoir rock to cause movement of oil in an efficient manner, and providing the energy and drive mechanism to force its flow to a production well. Pure injects chemicals or energy as required for displacement and for the control of flow rate and flow pattern in the reservoir, and a fluid drive is provided to force the oil toward a production well.

"Working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

"Workover" means operations on a producing well to restore or increase production.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 8, 2001.

                                             PURE RESOURCES, INC.

                                             Registrant

                                             By:  /s /Jack Hightower
                                                  -----------------------------
                                                  Jack Hightower
                                                  President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 8, 2001, by the following persons on behalf of the Registrant and in the capacity indicated.

/s/ Jack Hightower
----------------------------------
Jack Hightower
President, Chief Executive Officer
and Chairman of the Board of Directors

/s/ George G. Staley
----------------------------------
George G. Staley
Executive Vice President,
Exploration and Director

/s/ William K. White
----------------------------------
William K. White
Vice President, Finance and Chief
Financial Officer

/s/ Darrell D. Chessum
----------------------------------
Darrell D. Chessum
Director

/s/ Keith A. Covington
----------------------------------
Keith A. Covington
Director

/s/ Graydon H. Laughbaum, Jr.
----------------------------------
Graydon H. Laughbaum, Jr.
Director

__________________________________
Timothy H. Ling
Director

/s/ H D Maxwell
----------------------------------
H D Maxwell
Director

/s/ Herbert C. Williamson
----------------------------------
Herbert C. Williamson, III
Director

                  Index To Consolidated Financial Statements

Consolidated Financial Statements of Pure Resources, Inc.
         (formerly "Union Oil Company of California's Permian Basin business unit")       Page
        Independent Auditor's Report - KPMG LLP                                            F-2

        Report of Independent Accountants - PriceWaterhouseCoopers LLP                     F-3

        Consolidated Balance Sheets as of December 31, 2000 and 1999                       F-4

        Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                                F-6

        Consolidated Statements of Stockholders' Equity and Owner's Net
           Investment for the years ended December 31, 2000, 1999 and 1998                 F-7

        Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998                                                F-8

        Notes to Consolidated Financial Statements                                         F-9

All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Pure Resources, Inc.

          We have audited the accompanying consolidated balance sheet of Pure Resources, Inc. and subsidiaries ("Pure") (formerly "Union Oil Company of California's Permian Basin business unit") and the related consolidated statements of operations, cash flows and stockholders' equity and owner's net investment for the year ended December 31, 2000. These consolidated financial statements are the responsibility of Pure's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Resources, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                          KPMG LLP

Midland, Texas
February 14, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Pure Resources, Inc.

We have audited the accompanying consolidated balance sheet of Pure Resources, Inc. and subsidiaries ("Pure") (formerly "Union Oil's Permian Basin business unit") as of December 31, 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity and owner's net investment for years ended December 31, 1999 and 1998. These financial statements are the responsibility of Pure's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pure Resources, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.

                                               PriceWaterhouseCoopers LLP

Houston, Texas
March 10, 2000

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                             ASSETS

                                                                                              December 31,
                                                                                     -----------------------------
                                                                                          2000            1999
                                                                                     -------------    ------------
Current assets:
    Cash and cash equivalents                                                        $       3,325    $          -
    Accounts receivable:
      Oil and gas                                                                           46,749               -
      Other                                                                                  1,702               -
    Prepaid expenses and other current assets                                                  883               -
                                                                                     -------------    ------------
          Total current assets                                                              52,659               -
                                                                                     -------------    ------------

Property, plant and equipment, at cost:
    Oil and gas properties, using the successful efforts method of accounting:
      Proved properties                                                                  1,140,209         825,144
      Unproved properties                                                                   21,743           3,367
    Accumulated depletion, depreciation and amortization                                  (577,532)       (536,982)
                                                                                     -------------    ------------
                                                                                           584,420         291,529
                                                                                     -------------    ------------

Other property and equipment, net                                                            6,449             281

Deferred compensation (Note 6)                                                              63,903               -

Receivables for under-delivered gas                                                         10,274           2,880

Other assets, net                                                                            1,410               -
                                                                                     -------------    ------------
                                                                                     $     719,115    $    294,690
                                                                                     =============    ============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                          Consolidated Balance Sheets
                            (dollars in thousands)


        LIABILITIES AND STOCKHOLDERS' EQUITY AND OWNER'S NET INVESTMENT

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                          2000            1999
                                                                                     -------------    -------------
Current liabilities:
    Accounts payable and accrued liabilities:

      Trade                                                                          $      18,228    $           -
      Deferred commodity hedges (Note 16)                                                    6,781                -
      Other (Note 18)                                                                       25,125                -
                                                                                     -------------    -------------
          Total current liabilities                                                         50,134                -
                                                                                     -------------    -------------

Long-term debt                                                                              68,000                -

Liabilities for over-delivered gas                                                          17,791            6,742

Accrued abandonment, restoration and environmental liabilities                              14,331           11,613

Deferred income taxes                                                                       55,456           73,711

Common stock subject to repurchase (Note 6)                                                135,617                -

Stockholders' equity and owner's net investment:
    Preferred stock, $.01 par value, 10,000,000 shares authorized; none
      issued and outstanding                                                                     -                -
    Common stock, $.01 par value, 200,000,000 shares authorized; 50,037,402 shares
      issued and outstanding at December 31, 2000                                              500                -
    Additional paid-in capital                                                             326,827                -
    Notes receivable - affiliates                                                           (6,952)               -
    Deferred compensation (Note 11)                                                         (2,296)               -
    Retained earnings                                                                       59,707
    Owner's net investment                                                                       -          202,624
                                                                                     -------------    -------------
          Total stockholders' equity and owner's net investment                            377,786          202,624
                                                                                     -------------    -------------

    Commitments and contingencies (Note 6)                                           $     719,115    $     294,690
                                                                                     =============    =============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                                Year Ended December 31,
                                                                           --------------------------------
                                                                             2000       1999        1998
                                                                           --------   ---------   ---------
Revenues:
    Oil sales                                                              $153,128   $  64,613   $  52,609
    Gas sales                                                               133,484      48,633      53,186
    Gas processing                                                              217         942       1,055
                                                                           --------   ---------   ---------
         Total revenues                                                     286,829     114,188     106,850
                                                                           --------   ---------   ---------

Expenses:
    Oil and gas production                                                   48,349      32,268      39,430
    Production and other taxes                                               22,141       8,579       8,881
    General and administrative                                               12,281       7,836       7,674
    Amortization of deferred compensation (general and administrative)       15,386           -           -
    Exploration and abandonment (Note 19)                                    19,896       6,491       3,623
    Depletion, depreciation and amortization                                 45,426      32,133      33,139
    Impairment of long-lived assets                                               -         345       7,387
                                                                           --------   ---------   ---------

         Total expenses                                                     163,479      87,652     100,134
                                                                           --------   ---------   ---------

         Operating income                                                   123,350      26,536       6,716
                                                                           --------   ---------   ---------
Other income (expense):
    Interest income                                                             455           -           -
    Interest expense                                                         (4,396)          -           -
    Gain (loss) on sale of assets                                             1,336         (63)        106
    Other                                                                    (2,910)          -           -
                                                                           --------   ---------   ---------

         Income before income taxes                                         117,835      26,473       6,822

Income tax expense                                                          (34,975)     (8,685)     (1,780)
                                                                           --------   ---------   ---------

         Net income                                                        $ 82,860   $  17,788   $   5,042
                                                                           ========   =========   =========

         Net income per share                                              $   1.93   $    0.54   $    0.15
                                                                           ========   =========   =========

         Net income per share - assuming dilution                          $   1.90   $    0.54   $    0.15
                                                                           ========   =========   =========

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit") Consolidated Statements of Stockholders' Equity and Owner's Net Investment
                                (in thousands)

                                                                                                                     Total
                                         Owner's              Additional    Notes                              Stockholders' Equity
                                           Net        Common    Paid-in   Receivable   Deferred      Retained    and Owner's Net
                                         Investment    Stock    Capital   Affiliates   Compensation  Earnings      Investment
                                         ----------  -------  ---------   ----------   ------------  --------  --------------------
Balance, December 31, 1997                $ 224,309  $     -  $       -   $      -     $        -    $      -      $    224,309
Net income                                    5,042        -          -          -              -           -             5,042
Net settlements with owner                   (5,225)       -          -          -              -           -            (5,225)
                                         ----------  -------  ---------  ---------     ----------    --------    --------------

Balance, December 31, 1998                  224,126        -          -          -              -           -           224,126
Net income                                   17,788        -          -          -              -           -            17,788
Net settlements with owner                  (39,290)       -          -          -              -           -           (39,290)
                                         ----------  -------  ---------  ---------     ----------    --------    --------------

Balance, December 31, 1999                  202,624        -          -          -              -           -           202,624
Assets contributed by Union Oil               4,921        -          -          -              -           -             4,921
Cash transfer from owner pursuant to merger  14,528        -          -          -              -           -            14,528
Net settlements with owner                  (15,844)       -          -          -              -           -           (15,844)
Acquisition of Titan Exploration, Inc.            -      173    151,253     (6,706)             -           -           144,720
Deferred compensation                             -        -      2,893          -         (2,893)          -                 -
Officer severance agreements (See Note 6)         -        -    (56,925)         -              -           -           (56,925)
Accrued interest                                  -        -          -       (246)             -           -              (246)
Amortization of deferred compensation             -        -          -          -            597           -               597
Stock options exercised                           -        -        454          -              -           -               454
Tax benefit of stock options
    exercised                                     -        -         71          -              -           -                71
Director and other stock awards                   -        -         26          -              -           -                26
Net income                                   23,153        -          -          -              -      59,707            82,860
Transfer of owner's net investment
    and issuance of  common stock
    pursuant to the merger                 (229,382)     327    229,055          -              -           -                 -
                                         ----------  -------  ---------  ---------     ----------    --------    --------------

Balance, December 31, 2000                $       -  $   500  $ 326,827  $  (6,952)    $   (2,296)   $ 59,707      $    377,786
                                         ==========  =======  =========  =========     ==========    ========    ==============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
  (formerly "Union Oil Company of California's Permian Basin business unit")
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                  2000          1999         1998
                                                                ---------    ---------    ---------
Cash flows from operating activities:
   Net income                                                   $  82,860    $  17,788    $   5,042
   Adjustment to reconcile net income to net cash provided by operating activities:
       Depletion, depreciation and amortization                    45,426       32,133       33,139
       Impairment of long-lived assets                                 --          345        7,387
       Amortization of deferred compensation                       15,386           --           --
       Amortization deferred commodity hedges                     (12,497)          --           --
       Exploration and abandonments                                15,228        3,035          674
       Loss (gain) on sale of assets                               (1,336)          63         (106)
       Deferred income taxes                                        8,846        2,074        1,626
       Other items                                                   (245)         412         --
   Changes in assets and liabilities, excluding acquisition:

       Accounts receivable                                        (35,894)          --           --
       Prepaid expenses and other current assets                      425           --           --
       Receivables for under-delivered gas                         (7,393)       1,660          (48)
       Other assets                                                (1,484)           --           --
       Accounts payable and accrued liabilities                    21,522           --           --
       Income taxes payable                                         3,299           --           --
       Liabilities for over-delivered gas                           9,008        1,052         (188)
       Other non-current liabilities                                  (50)        (159)        (409)
                                                                ---------    ---------    ---------
          Total adjustments                                        60,241       40,615       42,075
                                                                ---------    ---------    ---------
          Net cash provided by operating activities               143,101       58,403       47,117
                                                                ---------    ---------    ---------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                (659)          --           --
   Investment in oil and gas properties                          (102,066)     (19,427)     (42,612)
   Additions to other property and equipment                       (2,009)          --           --
   Proceeds from sale of assets                                     1,837          314          720
   Notes receivable - affiliates                                    2,846           --           --
                                                                ---------    ---------    ---------
          Net cash used in investing activities                  (100,051)     (19,113)     (41,892)
                                                                ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from (payments of) revolving debt, net                (38,863)          --           --
   Exercise of stock options                                          454           --           --
   Cash transfer from owner pursuant to merger                     14,528           --           --
   Net settlements with owner                                     (15,844)     (39,290)      (5,225)
                                                                ---------    ---------    ---------
          Net cash used in financing activities                   (39,725)     (39,290)      (5,225)
                                                                ---------    ---------    ---------

          Net increase in cash and cash equivalents                 3,325           --           --

Cash and cash equivalents, beginning of year                           --           --           --
                                                                ---------    ---------    ---------
Cash and cash equivalents, end of year                          $   3,325    $      --    $      --
                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

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

        On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of the Permian Basin business unit. These transactions are referred to as the "Contribution." Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan. (See Note 5 for additional information related to the Merger Agreement and the merger.) The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit operations of Union Oil. The effect of the merger is reflected in the results of operations and cash flows since May 31, 2000. The acquisition of Titan, by Pure, was accounted for on the purchase method.

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

        Nature of Operations

        Pure is an independent energy company. Pure, formerly the Permian Basin business unit, has historically been engaged in the exploration, development and production of oil and natural gas in the Permian Basin of the western portion of the state of Texas and the San Juan Basin areas of New Mexico and Colorado. As a result of the merger with Titan, Pure now engages in activities in the additional areas of the Permian Basin of southeastern New Mexico, the Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas.

        Basis of Presentation

        The accompanying consolidated financial statements, insofar as they relate to periods prior to the Titan merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. The functions listed below were managed centrally and support several business units. The costs were allocated based on each business unit's share of total revenues, prior to December 31, 1999, and were considered reasonable by Union Oil's management. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated only with the Permian Basin business unit. After December 31, 1999, results of operations for Pure include only actual costs that are attributable to Pure.

        General and Administrative Costs

        General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs allocated from Union Oil to the Permian Basin business unit were $7.8 million and $7.7 million for 1999 and 1998, respectively. General and administrative costs charged to the Permian Basin business unit were $1.4 million for 2000.

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        Indirect Production Costs

        Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $2.4 million and $3.6 million for 1999 and 1998, respectively. Indirect production costs charged to the Permian Basin business unit were $900,000 for 2000.

        Indirect Exploration Costs

        Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocated from Union Oil were $2.1 million and $1.5 million for 1999 and 1998, respectively. Indirect exploration costs charged to the Permian Basin business unit were $200,000 for 2000.

        Cash Management

        Prior to the Titan merger, Union Oil historically provided cash management services to Pure through a centralized treasury system with the associated transactions recorded via intercompany accounts. Pure historically had not maintained cash balances, and no interest had been charged or received. Pure's net cash settlement with Union Oil and amounts for allocated costs from Union Oil were included in the owner's net investment on the consolidated balance sheet. Subsequent to the Titan merger, Union Oil has not provided any cash management services to Pure.

        Prior to January 1, 2000 as a result of cash management services referred to in the paragraph above, Union Oil did not allocate specific working capital components to Pure. Cash flow from operating activities, prior to January 1, 2000, did not include the effect of changes in certain working capital accounts. The amounts were included in net settlements with owners.

        Subsequent to December 31, 1999, cash management for Pure continued to be provided by Union Oil up to the date of merger; however, working capital, as it related to operations subsequent to December 31, 1999 was allocated to Pure as reflected in the consolidated balance sheet for 2000.

(2)     Summary of Significant Accounting Policies

        Principles of Consolidation

        The consolidated financial statements include the accounts of Pure and its wholly owned subsidiaries. Investments in corporate joint ventures and partnerships where Pure has ownership interest of 50% or less are accounted for on the equity method. All investments with an ownership interest of less than 20% and no significant influence are accounted for on the cost method. All material intercompany accounts and transactions have been eliminated in the consolidation.

        Use of Estimates in the Preparation of Financial Statements

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

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        Cash and Cash Equivalents

        For purposes of the statements of cash flows, Pure considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

        Inventories

        Inventories consist of lease and well equipment not currently being used in production and are accounted for at the lower of cost (first-in, first-out) or market.

        Oil and Gas Properties

        Pure utilizes the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all costs associated with productive wells and nonproductive development wells are capitalized. Exploratory drilling costs are capitalized pending determination of whether proved reserves have been found. If no proved reserves are found, previously capitalized exploration costs are charged to expense. If, after the passage of one year, the existence of proved reserves cannot be conclusively established, any deferred costs are charged to expense.

        Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined. Pure capitalizes interest on expenditures for significant development projects until such time as significant operations commence.

        Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Sales proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold or abandoned.

        Other property and equipment are recorded at cost. Major renewals and betterment are capitalized while the costs of repairs and maintenance are charged to operating expenses in the period incurred. With respect to dispositions of assets other than oil and gas properties, the cost of assets retired or otherwise disposed of, and the applicable accumulated depreciation are removed from the accounts, and the resulting gains or losses, if any, are reflected in operations.

        Depletion, Depreciation and Amortization

        Provision for depletion of oil and gas properties is calculated using the unit-of-production method on the basis of an aggregation of properties with a common geologic structural feature or stratigraphic condition, typically a field or reservoir. In addition, estimated costs of future dismantlement, restoration and abandonment, if any, are accrued as a part of depletion, depreciation and amortization expense on a unit of production basis; actual costs are charged to the accrual. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Loan costs are amortized over the life of the related loan.

        Impairment of Long-Lived Assets

        Pure follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Consequently, Pure reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting and other identifiable intangible assets, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depletable unit basis, is less than the carrying amount of such assets. In this

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

circumstance, Pure recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

        Pure accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less estimated cost to sell once management has committed to a plan to dispose of the assets.

        Income Taxes

        Pure follows the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

        Environmental

        Pure is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require Pure to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

        Revenue Recognition

        Pure uses the sales method of accounting for crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil sold to purchasers.

        Pure uses the entitlements method of accounting for natural gas revenues. Under this method, revenues are recognized based on Pure's proportionate share of actual sales of natural gas. Pure has a net liability of approximately $7.5 million and $3.9 million at December 31, 2000 and 1999, respectively, associated with gas balancing recorded.

        Stock-based Compensation

        Pure accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, Pure has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See
Note 11 for the pro forma disclosures of compensation expense determined under the fair-value provisions of SFAS 123.

        Treasury Stock

        Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        Commodity Hedging

        The financial instruments that Pure accounts for as hedging contracts must meet the following criteria: the underlying asset or liability must expose Pure to commodity price or interest rate risk that is not offset in another asset or liability, the hedging contract must be expected to reduce that commodity price or interest rate risk at the inception of the contract and throughout the contract period, and the instrument must be designated as a hedge. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability or forecasted transaction such that changes in the market value of the financial instrument will be offset by the effect of commodity price or interest rate changes on the exposed items.

        Pure periodically enters into commodity derivative contracts in order to hedge the effect of price changes on commodities Pure produces and sells. Gains and losses on contracts that are designed to hedge commodities are included in income recognized from the sale of those commodities. Gains and losses on derivative contracts which do not qualify as hedges are recognized in each period based on the market value of the related instrument.

        Interest Rate Swap Agreements

        Pure enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. At December 31, 2000, Pure was not subject to any interest rate swap agreements.

        Reclassifications

        Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

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

        Pure will adopt SFAS No. 133 effective January 1, 2001 and expects that its current commodity derivative contracts will qualify for cash flow hedge accounting treatment under SFAS No. 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings. However, it is believed that any ineffectiveness will be immaterial. The effect on Pure's earnings and other comprehensive income as the result of the adoption of SFAS No. 133 will vary from period to period and will be dependent upon prevailing commodity prices. SFAS No. 133 is not expected to have a material impact on Pure's financial statements as a result of other contractual arrangements to which Pure is subject.

      Upon adoption of SFAS No. 133 on January 1, 2001, Pure will record an additional liability of approximately $16.6 million relative to the fair value of its current commodity derivative contracts. Also, Pure will record a charge to other comprehensive income of approximately $10.8 million and reduce its deferred tax liability by approximately $5.8 million.

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

(3)     Disclosures About Fair Value of Financial Instruments

        The following table presents the carrying amounts and estimated fair values of Pure's financial instruments (in thousands):


                                                                                 December 31,
                                                                 --------------------------------------------
                                                                           2000                   1999
                                                                 ----------------------  --------------------
                                                                   Carrying     Fair       Carrying     Fair
                                                                    Amount      Value       Amount      Value
                                                                 ----------   ---------  ----------   ----------
            Financial Assets:                                                     (in thousands)
              Cash and  cash equivalents                           $ 3,325     $ 3,325       $ -         $ -
              Notes receivable - affiliates                          6,952       6,952         -           -

            Financial liablilites:
              Debt:
                  Revolver                                          65,000      65,000         -           -
                  Working Capital Revolver                           3,000       3,000         -           -

            Off-balance sheet financial instruments
              (see Note 16) Commodity price hedges                  (6,781)    (23,391)        -           -

        Cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

        Notes receivable - affiliates. The carrying amounts approximate fair value due to the comparability of the interest rate to Pure's borrowing rate.

        Debt. The carrying amount of long-term debt approximates fair value because Pure's current borrowing rate does not materially differ from market rates for similar bank borrowings.

        Commodity price hedges. The fair market values of commodity derivative instruments are estimated based upon the current market price of the respective commodities at the date of valuation. It represents the amount which Pure would be required to pay or able to receive based upon the differential between a fixed and a variable commodity price as specified in the hedge contracts.

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

(4)    Debt

                                                        December 31,
                                               ----------------------------
                                                  2000            1999
                                               ------------    ------------
                                                      (in thousands)
          Revolver                             $    65,000     $         -
          364 Revolver                                   -               -
          Working Capital Revolver                   3,000               -
                                               ------------    ------------
                                               $    68,000     $         -
                                               ============    ============





       Line of Credit

       In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank") and First Union National Bank. The Credit Agreements are comprised of (a) a $250 million five-year revolving credit facility ("Revolver"), with current commitments of $210 million, and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with current commitments of $210 million. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver on September 28, 2001 will be converted to a term loan whose outstanding amounts are due and payable in full on September 28, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit.

       At Pure's option, borrowings under the Credit Agreements bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the Revolver and .85% to 1.00% per annum for the 364 Revolver. These margins increase as Pure's debt coverage ratio increases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the Credit Agreements and range from .20% to .30% per annum on the Revolver and .15% to .25% per annum for the 364 Revolver.

       The Credit Agreements contain various restrictive covenants and compliance requirements, which include (a) limiting the incurrence of additional indebtedness, (b) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, (c) limitation on dividends and distributions, (d) other financial covenants and (e) limitation on hedging arrangements.

       Working Capital Revolver

       In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum.

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

       Maturities of debt are as follows (in thousands):

         2001                                                  $      -
         2002                                                         _
         2003                                                         _
         2004                                                         _
         2005                                                    68,000
       Thereafter                                                     _

(5)    Acquisitions

       Titan Merger

       On December 13, 1999, Pure, Union Oil, TRH, Inc. and Titan entered into the Merger Agreement. The Merger Agreement provided that a subsidiary of Pure would merge into Titan and Titan would become a wholly owned subsidiary of Pure. On May 24, 2000, the Titan stockholders approved the merger and on May 25, 2000 Union Oil and Titan closed the merger. Pure began trading on the New York Stock Exchange under the symbol "PRS" on May 26, 2000.

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

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        Pro Forma Results of Operations (Unaudited)

        The following table reflects the pro forma results of operations for the years ended December 31, 2000 and 1999 as though the Titan merger and the Contribution had occurred as of January 1, 1999. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

                                                                          Year ended December 31,
                                                                    --------------------------------
                                                                        2000              1999
                                                                    --------------    --------------
          Revenues                                                      $ 325,009         $ 189,907
          Net income (loss)                                             $  81,832         $    (220)
          Net income (loss) per common share                            $    1.64         $       -
          Net income (loss) per common share - assuming dilution        $    1.61         $       -

        International Paper Transaction

        On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests for approximately $261 million, subject to adjustment, for cash. Affiliates of International Paper own an interest in a partnership which holds some of the oil and gas properties involved in this transaction. The transaction was funded under Pure's Credit Agreements. Pure will account for this transaction on the purchase method.

        The transaction provides Pure with additional areas of focus, primarily offshore in the Gulf of Mexico and the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida. Pure also acquired over 6 million gross (3.2 million net) (unaudited) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States.

        At December 31, 2000, Pure estimates the total proved reserves to be approximately 25,000 MBOE (unaudited) with an SEC 10% present value of approximately $629 million (unaudited).

  (6)   Commitments and Contingencies

        Operating Leases

        Pure has non-cancelable operating leases for office facilities. Pure's non-cancelable operating lease for its Midland, Texas offices is with an entity controlled by an officer of Pure. Future minimum lease commitments under non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

                                                                      Total           Affiliate
                                                                  -------------      ----------
              2001                                                     $ 1,298         $ 1,226
              2002                                                       1,298           1,226
              2003                                                       1,262           1,226
              2004                                                       1,226           1,226
              2005                                                       1,285           1,285
            Thereafter                                                   6,044           6,044

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        Lease expense during 2000, 1999 and 1998 was $1,101,000, $566,000 and
$505,000, respectively. Lease expense from 1999 to 2000 increased as a result of additional space leased.

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

        As discussed in Note 7, Pure had accrued $1.1 million and $342,000 at December 31, 2000 and 1999, respectively, for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

        Pure Resources Employment and Severance Agreements

        Under circumstances specified in the employment and/or severance agreements entered into between Pure and its officers, each covered officer has the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger or exchanged for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $135.6 million reflected in the consolidated balance sheet at December 31, 2000, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of December 31, 2000, Pure recorded approximately $78.7 million of deferred compensation, of which it recognized amortization expense of approximately $14.8 million in 2000. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

        Each employment and/or severance agreement will also obligate Pure to make a severance payment ranging from one to three times the officer's salary, including an average bonus, upon the occurrence of specified events such as termination without cause or upon change in control. The aggregate severance amounts potentially payable under these agreements total $4.9 million based on the current salaries of the affected officers.

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

        Letters of Credit

        At December 31, 2000, Pure had outstanding letters of credit of $144,000, which were issued through the Revolver.

        Other matters

        Under the terms of a partnership agreement with affiliates of International Paper (see Note 5 on the International Paper transaction), Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at January 31, 2001 is approximately $90 million. Pure, at the present, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

        Pure also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. On the basis of management's best assessment of the ultimate

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

amount and timing of these events, such expenses, or judgments, are not expected to have a material adverse effect on Pure's financial condition or liquidity.

(7)     Accrued Abandonment, Restoration and Environmental Liabilities

        At December 31, 2000 and 1999, Pure had accrued $13.2 million and $11.3 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $34.9 million at December 31, 2000 and $29.5 million at December 31, 1999. This estimate is based on abandonment cost studies performed by an independent third party.

        Pure's reserve for environmental remediation obligations totaled $1.1 million and $342,000 as of December 31, 2000 and 1999, respectively.

 (8)    Statements of Cash Flows

        Interest expense of $4,435,000 was paid in 2000. No interest expense was paid in 1999 and 1998.

        Income taxes of $22,323,000, $6,611,000 and $154,000 were paid in 2000,
1999 and 1998, respectively. In 2000, 1999 and 1998, income taxes of $10,223,000, $6,611,000 and $154,000 were paid to Union Oil.

 (9)    Income Taxes

        Total income tax expense was allocated as follows:

                                                                 Year ended December 31,
                                                          -------------------------------------
                                                             2000         1999         1998
                                                          -----------   ----------   ----------
                                                                        (in thousands)
          Income from continuing operations                 $ 34,975      $ 8,685      $ 1,780
          Stockholders' equity for compensation expense
             for tax purposes in excess of amounts
             recognized for financial reporting purposes         (71)           -            -
                                                          -----------   ----------   ----------
                                                            $ 34,904      $ 8,685      $ 1,780
                                                          ===========   ==========   ==========

                             Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        Income tax expense attributable to income from continuing operations consists of the following:

                                                                  Year ended December 31,
                                                           -------------------------------------
                                                              2000         1999         1998
                                                           -----------   ----------   ----------
                                                                       (in thousands)
        Current:
           Federal                                         $    25,389   $    5,857   $       65
           State                                                   740          754           89
                                                           -----------   ----------   ----------
                                                                26,129        6,611          154
                                                           -----------   ----------   ----------
        Deferred:
           Federal                                              13,451        1,874        1,469
           State                                                (4,605)         200          157
                                                           -----------   ----------   ----------
                                                                 8,846        2,074        1,626
                                                           -----------   ----------   ----------

                     Total                                 $    34,975   $    8,685   $    1,780
                                                           ===========   ==========   ==========

        The reconciliation between the tax expense computed by multiplying pretax income by the U.S. federal statutory rate and the reporting amounts of income tax expense is as follows:

                                                                  Year ended December 31,
                                                         -------------------------------------
                                                            2000         1999         1998
                                                         -----------   ----------   ----------
                                                                     (in thousands)
        Income at statutory rate                          $  41,242    $    9,266   $    2,388
        Changes in state income tax rates                    (4,684)            -            -
        State income taxes, net of federal benefit              819           619          160
        Tax credit                                           (2,500)       (1,200)        (768)
        Other                                                    98             -            -
                                                         ----------    ----------   ----------

        Income tax expense                               $   34,975     $   8,685    $   1,780
                                                         ==========    ==========   ==========

                                                                     (Continued)

                             Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                              December 31,
                                                                        -----------------------
                                                                           2000         1999
                                                                        ----------   ----------
                                                                            (in thousands)
        Deferred tax assets (liabilities):
          Net operating loss                                            $  24,348    $       -
          Compensation, principally due to accrual for
             financial reporting purposes                                   5,385            -
          Accrued abandonment and restoration costs                         4,643        4,205
          Property, plant and equipment, principally due
             to differences in basis upon acquisition,
             depletion, impairment and the deduction
             of intangible drilling costs for tax purposes                (95,482)     (77,916)
          Other                                                             5,650            -
                                                                        ----------   ----------
        Net deferred tax liability                                      $ (55,456)   $ (73,711)
                                                                        ==========   ==========

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future and the availability of certain tax planning strategies that would generate taxable income to realize the net tax benefits, if implemented, management has determined that it is not more likely than not that a portion of the deferred tax assets will be realized.

        At December 31, 2000, Pure had net operating loss carryforwards ("NOLs") for U.S. federal income tax purposes of approximately $69.6 million, which are available to offset future regular taxable income, if any. All the NOL relates to pre-acquisition NOL's from Titan which are subject to an annual limitation of approximately $14.9 million. The carryforwards begin to expire in 2011.

(10)    Related Party Transactions

        Certain officers and their affiliates have a common ownership interest in oil and gas properties that are operated by Pure and, in accordance with a standard industry operating agreement, make payments to Pure for leasehold costs, drilling costs and lease operating and supervision charges. These parties received payments in 2000 of approximately $23,000 from salvage value of equipment, net of lease operating expenses. Revenue received in connection with these oil and gas properties were approximately $11,000 in 2000. These interests were owned by certain officers and their affiliates prior to the formation of Pure and its predecessor entities, except as discussed in the next paragraph.

        Union Oil has a common ownership interest in oil and gas properties that are operated by Pure and, in accordance with a standard operating agreement, makes payments to Pure for leasehold costs, drilling costs and lease operating and supervision charges. These payments were approximately $2.5 million in 2000. Revenue received in connection with these oil and gas properties were approximately $4.7 million in 2000.

        In 2000, Pure entered into a Joint Development Agreement ("JDA") to explore a designated prospect area with a group of industry partners, one of which was an officer and director of Pure. The properties associated with the JDA represents assets owned by the officer prior to his employment with Pure and its predecessor entities. The officer has a 10% interest in the JDA. The terms of the JDA are comparable to those in the industry and that would be reached in an arms-length transaction with a third party. There was no cash initially paid to the partners as Pure

                                                                     (Continued)

                             Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


is carrying the partners in the drilling of the first four wells in the JDA, subject to various provisions of the JDA. In 2000, Pure spent approximately $450,000 to acquire additional acreage in the JDA and incurred approximately $3.5 million in drilling of the first well under the JDA.

        In 2000, Pure entered into a ten-year office lease with an affiliate of Jack Hightower, an officer and director of Pure. The lease agreement terms are comparable to those that could be reached in an arms-length transaction with a third party. See Note 6 which discloses the future lease obligations.

        Prior to the Titan merger, certain officers and employees of Titan entered into promissory notes with Titan for the purpose of receiving funds to exercise stock options and pay tax obligations related to the option exercises. The option agreements of these officers and employees provided for the use of the promissory notes to exercise the options. The promissory notes and related interest are recourse to the officers and employees. The promissory notes are primarily secured by Pure common stock. The interest rate on the promissory notes is 6.34%. The principal and interest on the promissory notes is due in full on November 11, 2002.

(11)    Incentive Plan

        Pure 1999 Incentive Plan

        In connection with the Titan merger agreement, Pure's board of directors adopted, and Union Oil as sole stockholder of Pure approved, the Pure 1999 Incentive Plan. The plan provides that Pure may grant awards of Pure common stock under the Pure 1999 Incentive Plan. The awards under the Pure 1999 Incentive Plan include (a) stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code, (b) stock appreciation rights, or "SARs", (c) cash awards, (d) stock awards and (e) performance awards. These awards, other than cash awards, may be settled in shares of restricted or unrestricted common stock of Pure.

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

                                                                     (Continued)

                             Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of December 31, 2000:

        Common stock outstanding                                     50,037,402
        Options awarded under the Pure 1999 Incentive Plan            5,164,060
        Assumed options from Titan                                      458,011
        Options exercised                                               (35,221)
        Options cancelled/forfeited                                    (105,387)
                                                                    -----------
        Common stock equivalents                                     55,518,865
                                                                    ===========


       Maximum shares/options allowed under the Pure 1999 Incentive   6,662,264

       Less: Outstanding awards under the Pure 1999 Incentive Plan   (5,071,060)
             Outstanding options under the Titan Plans                 (410,403)
                                                                    -----------
       Shares/options available for future grant                      1,180,801
                                                                    ===========


  In connection with the merger agreement, the board of directors of Pure granted stock options to purchase Pure common stock to the officers of Pure, under the Pure 1999 Incentive Plan. The options granted, on December 13, 1999, subject to completion of the Titan merger which occurred on May 25, 2000, are described in the following table:

          Number of          Exercise
           Options            Price                Vesting Period               Expiration Date
        -------------       --------       -----------------------------       -----------------
           1,500,000        $  9.30            Ratably over 3 years            December 13, 2009
           1,010,000        $  9.30            Ratably over 4 years            December 13, 2009
             600,000        $ 17.08            Ratably over 3 years            December 13, 2009
             390,000        $ 17.08            Ratably over 4 years            December 13, 2009
        -------------

           3,500,000
        =============

        As of December 31, 2000, Pure had granted 1,364,060 additional options to non-officers. Certain grants were made with an exercise price below Pure's stock price on the date of grant; consequently, Pure recorded deferred compensation of $2.9 million. The deferred compensation will be amortized over the vesting period, generally four years.

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

                                                                     (Continued)

                              Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        A summary of Pure's stock option plans as of December 31, 2000 and changes during 2000 is presented below:

                                                                          December 31, 2000
                                                                      -------------------------
                                                                                     Weighted
                                                                         Number       Average
                                                                       of shares       Price
                                                                      -----------   -----------
        Stock options:
          Outstanding at beginning of year                                     -     $       -
             Options canceled/forfeited                                 (105,387)    $   15.30
             Options assumed                                             458,011     $   15.79
             Options exercised                                           (35,221)    $   11.90
             Options granted                                           5,164,060     $   12.72
                                                                      -----------


          Outstanding at end of year                                   5,481,463     $   12.93
                                                                      ===========

          Exercisable at end of year                                   1,460,405     $   12.74
                                                                      ===========

        Weighted average fair value of options
          granted during the year                                     $    17.22
                                                                      ===========




 No options were granted in 1999 and 1998.

        The following table summarizes information about the stock options outstanding at December 31, 2000:

                                                     Options Outstanding                         Options Exercisable
                               ---------------------------------------------------------  ------------------------------------

                                    Number of              Weighted          Weighted           Number of          Weighted
                                      Shares                Average           Average             Shares           Average
                                  Outstanding at           Remaining         Exercise         Exercisable at       Exercise
      Range of Exercise Price     December 31, 2000      Contractual Life       Price        December 31, 2000        Price
    -------------------------  ---------------------  --------------------  ------------  ---------------------   -----------
         $8.57 - $9.01                     176,680         8.55 years         $  8.89              43,320           $  8.58
             $9.30                       2,397,500         8.86 years         $  9.30             752,501           $  9.30
        $10.83 - $16.45                    817,274         8.18 years         $ 11.94             241,074           $ 12.84
            $17.08                       1,309,500         9.02 years         $ 17.08             297,501           $ 17.08
        $17.13 - $29.64                    780,509         8.35 years         $ 19.07             126,009           $ 24.24

                                                                     (Continued)

                             Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998
SFAS 123

        Pure applies APB No. 25 and related interpretations in accounting for its stock option plans. If compensation expense for the stock option plans had been determined in a manner consistent with Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation ("SFAS 123"), Pure's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                                   Year Ended December 31,
                                                     ------------------------------------------------
                                                          2000            1999              1998
                                                     --------------   --------------   --------------
                                                          (in thousands, except per share amounts)
          Net income                                  $     87,341     $     17,788     $     5,042
          Net income per common share                 $       2.04     $       0.54     $      0.15
          Net income per share - assuming dilution    $       2.00     $       0.54     $      0.15



        The pro forma net income and pro forma net income per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. Pro forma adjustments in future years will include compensation expense associated with the options granted in 2000 plus compensation expense associated with any options awarded in future years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 2000. No options were granted or outstanding in 1999 and 1998.

        The total fair value of stock options granted in 2000 was approximately $47.6 million. No options were granted in 1999 and 1998. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                               2000         1999          1998
                                                            ----------   ----------   -----------
          Risk-free interest rate                               5.80%       N/A          N/A
          Expected life                                       7 years       N/A          N/A
          Expected volatility                                     45%       N/A          N/A
          Expected dividend yield                                 -         N/A          N/A



(12)    Non-Employee Director Equity Plan

        In 2000, Pure adopted the Equity Plan for Outside Directors (the "Director Plan"), which was approved by the sole stockholder, Union Oil, prior to the merger with Titan. Directors who are not employees of Pure and Union Oil are eligible for this plan. The Director Plan has 200,000 shares available for awards. Currently, each eligible director receives $30,000 in annual compensation, which is paid on a quarterly basis. Under the Director Plan, the fee generally is paid 40% in cash and 60% in Pure common stock at market prices, but an outside director may elect to substitute Pure common stock for some or all of his cash fee. An outside director may also elect to defer payment of some or all of his cash or stock fee, in which case fictional interest and/or dividend credits will be credited to a deferred compensation account.

        In 2000, subsequent to the Titan merger, Pure paid cash of $8,467 and issued 1,201 shares of Pure common stock to the eligible directors, under the Director Plan. Certain directors have elected to defer some or all of their compensation in 2000, of which those directors deferred cash of $6,128 and 1,336 shares of Pure common stock.

                                                                     (Continued)

                             Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

(13)    Net Income per Common Share

        The following table sets forth the computation of basic and diluted net income per common share:

                                                                              Year Ended December 31,
                                                                   -------------------------------------------
                                                                      2000             1999            1998
                                                                   ----------       ----------      ----------
                                                                     (in thousands, except per share amounts)
    Numerator:

       Net income and numerator for basic and diluted net income
       per common share - income available to common stockholders  $   82,860       $   17,788      $   5,042
                                                                   ----------       ----------      ---------

     Denominator:

       Denominator for basic net income per common share -
       weighted average common shares (a)                              42,835           32,709         32,709

       Effect of dilutive securities - employee stock options not
       subject to "put" right                                              87                -              -

       Dilutive effect of officers' stock options subject to the
       "put" right under employment/severance agreements (Note 5)         355                -              -


       Dilutive effect of officers' individual common stock held
       subject to the "put" right under employment/severance
       agreements (Note 5)                                                361                -              -
                                                                   ----------       ----------      ---------


       Denominator for diluted net income per common share -
       adjusted weighted average common shares and assumed
       conversions                                                     43,638           32,709         32,709
                                                                   ==========       ==========      =========

       Basic net income per common share                           $     1.93       $     0.54      $    0.15
                                                                   ==========       ==========      =========

       Diluted net income per common share                         $     1.90       $     0.54      $    0.15
                                                                   ==========       ==========      =========

        Employee stock options to purchase 5,481,463 shares of common stock were outstanding during 2000, but only 4,197,077 were included in the computation of diluted net loss per common share because the employee stock options' exercise price was greater than the average market price of the common stock of Pure for the 1,284,386 options shares excluded.

(14)    401(k) Plan and Employee Benefit Expenses

        Pure has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and Pure has an option to match a portion of the employee's contribution. Pure, subsequent to the merger with Titan, made matching contributions to the plan totaling $897,000 in 2000.

                                                                     (Continued)

                             Pure Resources, Inc.
      (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998

        The employees of the Permian Basin business unit prior to the Contribution were included in various employee benefits plans of Union Oil. These plans include the Union Oil Retirement Plan, employee and retiree medical, dental and life insurance plan, 401(k) and other such benefits. For purposes of these financial statements prior to the Contribution, the Permian Basin business unit is considered a participant in multi-employer benefit plans.

        The Permian Basin business unit's allocated share of employee benefit expenses is $2.3 million and $2.4 million for the years ending December 31, 1999 and 1998, respectively. For the period in 2000 prior to the Contribution the allocated share of employee benefit expenses was $854,000. No charges have been made to the Permian Basin business unit by Union Oil for the qualified Union Oil Retirement Plan as the plan is in an overfunded position for the periods stated above. Union Oil retains all liabilities associated with these plans.

(15)    Major Customers

        The following purchasers accounted for 10% or more of Pure's oil and gas sales:

                                               2000        1999        1998
                                             --------    --------   ---------

         Purchaser A (a)                         35%         83%         77%
         Purchaser B                             12%          -  %        -  %

__________

(a) Purchaser A is an affiliate of Union Oil, a significant stockholder of Pure.

(16)    Derivative Financial Instruments

        Pure utilizes various option and swap contracts and other financial instruments to hedge the effect of price changes on future oil and gas production. The index price for the natural gas collars settles based on NYMEX Henry Hub, while the oil collar settles based on the prices for West Texas Intermediate on NYMEX. The basis swaps lock in the basis differential between NYMEX Henry Hub and the El Paso/Permian delivery point or the Waha West Texas delivery point.

                                                                     (Continued)

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


        The following table sets forth the future volumes hedged by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at December 31, 2000:

                                                                                       2001
                                                                                   -------------
            Gas related derivatives:
               Collar options:
                    Volume (MMBtu)                                                  4,065,000
                    Index price per MMBtu (floor-ceiling prices)                   $2.60 - $3.32

               Basis differential swaps:
                    Volume (MMBtu)                                                  4,065,000
                    Index Price per MMBtu                                          $.095 - $.120

            Oil related derivatives:
               Collar options:
                    Volume (Bbls)                                                     452,500
                    Index price per Bbl (floor-ceiling prices)                     $16.50 - $20.48

        As a result of the Titan merger, Pure marked-to-market at the merger date all the outstanding commodity financial derivatives held by Titan which resulted in a liability of approximately $19.3 million, See Note 5. The deferred commodity hedges amount is being amortized as a non-cash benefit to oil and gas revenues over the remaining term of the hedges as the related production takes place.

(17)    Impairment of Long-Lived Assets

        Pure's long-lived assets are reviewed for impairment quarterly for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 121. Long-lived assets are reviewed for potential impairments at the lowest level for which there are identifiable cash flows that are largely independent of other groups of assets.

        The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on management's plans to continue to produce and develop proved and associated risk-adjusted probable reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. Management estimates prices based upon market related information including published futures prices. In years where market information is not available, prices are escalated for inflation. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates.

        When the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. The fair market value is defined as the amount at which the asset could be sold to a willing third party, or, if unavailable, the expected future cash flows discounted at 10%.

                                                                     (Continued)

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


        Pure recorded charges of $345,000 and $7.4 million for 1999 and 1998, respectively. The 1998 impairments resulted from reserve revisions and decreased cash flows related to severely decreased commodity prices. Pure had no impairments in 2000.

(18)    Other Liabilities

        The other current and noncurrent liabilities consist of the following (in thousands):

                                                             December 31,
                                                      -----------------------
                                                         2000          1999
                                                      ----------   ----------


          Accrued oil and gas production expenses      $ 20,923     $       -
          Income taxes payable                            3,298             -
          Accrued interest payable                          904             -
          Other                                               -             -

                                                      ---------   -----------
                                                       $ 25,125     $       -
                                                      =========   ===========



(19)    Exploration and Abandonment

        Exploration and abandonment expense consist of the following (in thousands):

                                                   Year ended December 31,
                                             --------------------------------
                                               2000       1999        1998
                                             --------   ---------   ---------

          Geological and geophysical staff    $ 3,540   $   2,062   $   1,525
          Uneconomical exploratory projects    10,249       2,120         674
          Impaired unproved properties          2,548         915           -
          Plugging and abandonment costs          600           -           -
          Seismic costs                         2,433         588       1,423
          Other                                   526         806           1
                                             --------   ---------   ---------
                                             $ 19,896   $   6,491   $   3,623
                                             ========   =========   =========

                                                                     (Continued)

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


(20)    Unaudited Supplementary Information

        Capitalized Costs

                                                                                  December 31,
                                                                   ----------------------------------------
                                                                      2000           1999           1998
                                                                   -----------    -----------    ----------
                                                                                 (in thousands)
Oil and gas operations:
        Proved oil and gas properties                              $ 1,140,209      $ 827,340     $ 809,526
        Unproved oil and gas properties                                 21,743          3,841         6,059
                                                                  ------------   ------------   -----------
             Total oil and gas properties                            1,161,952        831,181       815,585
        Accumulated depletion, depreciation and amortization          (577,532)      (539,371)     (508,855)
                                                                  ------------   ------------   -----------
Net capitalized costs for oil and gas operations                   $   584,420      $ 291,810     $ 306,730
                                                                  ============   ============   ===========

        Costs Incurred

                                                                             Year Ended December 31,
                                                                   ----------------------------------------
                                                                      2000           1999           1998
                                                                   -----------    ------------   ----------
                                                                                 (in thousands)
        Development costs                                          $    47,251      $  17,256     $  36,499
        Exploration costs                                               39,206          4,519         6,592
        Acquisition costs:
           Unproved properties                                          20,416             88         1,217
           Proved properties                                           245,314            676         1,254
                                                                  ------------   ------------   -----------
              Total                                                $   352,187      $  22,539     $  45,562
                                                                  ============   ============   ===========


        Reserve Quantity Information

        The estimates of proved oil and gas reserves, which are located principally in the United States, were prepared and/or audited (audits are of significant value properties) by independent petroleum consultants and Pure in 2000. In 1999 and 1998, the estimated proved oil and gas reserves were prepared by Union Oil. Reserves were estimated in accordance with guidelines established by the SEC and FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. Pure has presented the reserve estimates utilizing an oil price of $25.76, $24.08 and $10.38 per Bbl and a gas price of $8.49, $1.93 and $1.73 per Mcf as of December 31, 2000, 1999 and 1998,
respectively.

      At December 31, 2000, the NYMEX prices for crude oil and natural gas were $26.80 per barrel and $9.78 per Mcf, respectively. In perspective, at February 28, 2001 the NYMEX prices for crude oil and natural gas were $27.39 per barrel and $5.24 per Mcf, respectively.

                                                                     (Continued)

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


        Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either an upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Pure emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

                                                       Oil and        Natural
                                                     Condensate         Gas
                                                       (MBbls)        (MMcf)
                                                    ------------    -----------

        Total Proved Reserves:
        Balance, January 1, 1998                         42,944        320,961
           Purchases of minerals-in-place                   405            139
           Sales of minerals-in-place                       (35)          (836)
           Extensions and discoveries                       399         19,548
           Revisions of previous estimates               (1,184)        19,377
           Production                                    (3,991)       (29,962)
                                                    -----------     ----------

        Balance, December 31, 1998                       38,538        329,227
           Purchases of minerals-in-place                    94            921
           Sales of minerals-in-place                        (2)           (28)
           Extensions and discoveries                       962         26,290
           Revisions of previous estimates                4,049         13,464
           Production                                    (3,659)       (28,899)
                                                    -----------     ----------

        Balance, December 31, 1999                       39,982        340,975
           Purchases of minerals-in-place                36,096        243,140
           Sales of minerals-in-place                      (170)          (354)
           Extensions and discoveries                     1,759         68,466
           Revisions of previous estimates                  217         49,146
           Production                                    (5,278)       (39,016)
                                                    -----------     ----------

        Balance, December 31, 2000                       72,606        662,357
                                                    ===========     ==========

        Proved Developed Reserves:
           December 31, 1997                             41,633        297,357
           December 31, 1998                             36,763        310,775
           December 31, 1999                             38,225        308,944
           December 31, 2000                             63,303        504,529


                                                                     (Continued)

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


        Standardized Measure Of Discounted Future Net Cash Flows

        The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

        Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

                                                                              December 31,
                                                                  -----------------------------------
                                                                     2000        1999        1998
                                                                  ----------- ------------ ----------
                                                                              (thousands)
            Future cash flows                                     $ 7,494,617 $ 1,560,792  $ 918,143
            Future costs:
               Production                                         (1,795,597)    (677,415)  (540,009)
               Development (a)                                      (168,813)     (57,485)   (50,060)
                                                                  ----------  -----------  ---------

            Future net cash flows before income taxes              5,530,207      825,892    328,074
            Future income taxes                                   (1,815,650)    (276,675)   (89,847)
                                                                  ----------  -----------  ---------
            Future net cash flows                                  3,714,557      549,217    238,227
            10% annual discount for estimated timing of
               cash flows                                         (1,818,413)    (244,126)   (93,760)
                                                                  ----------  -----------  ---------

            Standardized measure of discounted net cash flows     $1,896,144  $   305,091  $ 144,467
                                                                  ==========  ===========  =========

---------------
(a) Includes dismantlement and abandonment costs of approximately $34.9 million, $34.9 million and $32.2 million at December 31, 2000, 1999 and 1998, respectively.

                                                                     (Continued)

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


        Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                                Years ended December 31,
                                                                          ----------------------------------
                                                                             2000         1999       1998
                                                                          ----------   ----------  ---------
                                                                                       (thousands)
            Increase (decrease):
               Extensions and discoveries and improved recovery, net
                 of future production and development costs              $   331,007   $   31,312   $  19,476
               Accretion of discount                                          45,484       15,452      27,251
               Net change in sales prices, net of production costs         1,455,098      257,885     (99,788)
               Net change in income taxes                                   (763,339)    (102,422)     59,433
               Purchase of minerals-in place                                 706,431        1,196          81
               Sales of minerals in place                                     (1,234)         (13)     (1,190)
               Revisions of quantity estimates                               176,532       32,698      (5,347)
               Sales, net of production costs                               (216,122)     (72,399)    (57,484)
               Changes in estimated future development costs                 (43,591)       2,935      10,298
               Changes of production rates (timing) and other                (99,213)      (6,020)    (33,539)
                                                                         -----------   ----------   ---------
                 Net increase (decrease)                                   1,591,053      160,624     (80,809)

               Standardized measure of discounted future net cash flows:
                    Beginning of period                                      305,091      144,467     225,276
                                                                         -----------   ----------   ---------
                    End of period                                        $ 1,896,144   $  305,091   $ 144,467
                                                                         ===========   ==========   =========

                                                                     (Continued)

                             Pure Resources, Inc.
       (formerly "Union Oil Company of California's Permian Basin unit")
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


(21) Selected Quarterly Financial Results (Unaudited)

                                                              Quarter
                                             ------------------------------------------
                                              First       Second      Third     Fourth
                                             --------    --------    -------   --------
                                                 (in thousands, except per share data)
       2000:

            Total revenues                   $ 42,519    $ 55,785   $ 90,066  $  98,462
            Total expenses                     21,545      29,805     50,281     62,948
            Net income                         13,673      17,022     23,986     28,178
            Net income per common share      $   0.42    $   0.44   $   0.48  $    0.56
            Net income per common share -
                assuming dilution            $   0.42    $   0.44   $   0.47  $    0.55

       1999:

            Total revenues                   $ 18,698    $ 27,204   $ 35,363  $  32,904
            Total expenses                     20,996      20,527     25,176     20,953
            Net income                         (1,544)      4,458      6,844      8,030
            Net income per common share      $  (0.05)   $   0.14   $   0.21  $    0.25
            Net income per common share -
                assuming dilution            $  (0.05)   $   0.14   $   0.21  $    0.25