Form 10-Q
period 2001-03-31
PURE RESOURCES INC
filed 2001-05-15
CIK 1109860

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                           -------------------------

                                   FORM 10-Q

                           -------------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2001
                                       or

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


                                 (915) 498-8600
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  No
                                               -----   -----

          As of May 7, 2001, 50,044,918 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.

================================================================================

                               TABLE OF CONTENTS
                               -----------------


Forward Looking Information and Risk Factors.....................................................   1

                        PART I -- FINANCIAL INFORMATION
Item 1.    Financial Statements
           --------------------

           Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and
            December 31, 2000....................................................................   3
           Unaudited Consolidated Statements of Operations for the Three Months Ended
            March 31, 2001 and 2000..............................................................   5
           Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2001 and 2000..............................................................   6
           Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended
            March 31, 2001 and 2000..............................................................   7

           Notes to Consolidated Financial Statements............................................   8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.  18
           -------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................  27
           ----------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................  30
           -----------------

Item 2.    Changes in Securities and Use of Proceeds.............................................  30
           -----------------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders...................................  30
           ---------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K......................................................  30
           --------------------------------

           Signatures............................................................................  32

                              PURE RESOURCES, INC.

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

       Pure Resources, Inc. ("Pure") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of exploratory and development wells Pure anticipates drilling through 2001, potential reserves and Pure's financial position, business strategy and other plans and objectives for future operations. Although Pure believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Pure will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Pure's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth in Pure's 2000 Annual Report filed on Form 10-K. All subsequent oral and written forward looking statements attributable to Pure or persons acting on its behalf are expressly qualified in their entirety by these factors. Pure assumes no obligation to update any of these statements.

                         PART I - FINANCIAL INFORMATION

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

                             Pure Resources, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)




                                                  ASSETS

                                                                                             March 31,      December 31,
                                                                                                2001             2000
                                                                                          ------------------------------
                                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                                $    9,870       $    3,325
    Accounts receivable:
                  Oil and gas                                                                    50,538           46,749
                  Other                                                                              38            1,702
    Prepaid expenses and other current assets                                                     1,582              883
                                                                                          -------------     ------------
                              Total current assets                                               62,028           52,659
                                                                                          -------------     ------------

Property, plant and equipment, at cost:
    Oil and gas properties, using the successful efforts method of accounting:
                  Proved properties                                                           1,452,553        1,140,209
                  Unproved properties                                                            28,872           21,743
    Accumulated depletion, depreciation and amortization                                       (600,846)        (577,532)
                                                                                          -------------     ------------
                                                                                                880,579          584,420
                                                                                          -------------     ------------

Other property and equipment, net                                                                 7,235            6,449

Deferred compensation (Note 5)                                                                   73,787           63,903

Receivables for under-delivered gas                                                               8,965           10,274

Other assets, net                                                                                 1,487            1,410
                                                                                          -------------     ------------
                                                                                             $1,034,081       $  719,115
                                                                                          =============     ============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)





                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           March 31,                  December 31,
                                                                                             2001                         2000
                                                                                        --------------           ------------------
                                                                                          (Unaudited)
Current liabilities:
   Accounts payable and accrued liabilities:
                  Trade                                                                     $   12,636                     $ 18,228
                  Fair value of derivatives and deferred commodity hedges (Note 10)              3,756                        6,781
                  Other (Note 8)                                                                44,847                       25,125

                                                                                        --------------           ------------------
                                 Total current liabilities                                      61,239                       50,134
                                                                                        --------------           ------------------

Long-term debt                                                                                 307,856                       68,000

Liabilities for over-delivered gas                                                              16,777                       17,791

Accrued abandonment, restoration and environmental liabilities                                  15,328                       14,331

Deferred income taxes                                                                           59,479                       55,456

Common stock subject to repurchase (Note 5)                                                    155,356                      135,617

Minority interest                                                                                5,159                            -

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none
     issued and outstanding                                                                          -                            -
   Common stock, $.01 par value, 200,000,000 shares authorized;
     50,042,656 shares and 50,037,402 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively                                            500                          500
   Additional paid-in capital                                                                  329,574                      326,827
   Notes receivable -affiliates                                                                 (7,056)                      (6,952)
   Deferred compensation (Note 5)                                                               (2,128)                      (2,296)
   Accumulated other comprehensive income (loss)                                                (1,126)                           -
   Retained earnings                                                                            93,123                       59,707
                                                                                        --------------           ------------------
                                 Total stockholders' equity                                    412,887                      377,786
                                                                                        --------------           ------------------
   Commitments and contingencies (Note 5)
                                                                                            $1,034,081                     $719,115
                                                                                        ==============           ==================

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)



                                                                     Three months ended
                                                                         March 31,
                                                          ----------------------------------------
                                                                 2001                   2000
                                                          -----------------      -----------------
Revenues:
   Oil sales                                                       $ 48,865                $26,098
   Gas sales                                                         77,489                 16,300
   Other operating                                                        -                    118
   Gain on sale of assets                                                22                      -

                                                          -----------------      -----------------
      Total revenues                                                126,376                 42,516
                                                          -----------------      -----------------

Expenses:
   Oil and gas production                                            16,082                  6,919
   Production and other taxes                                         9,412                  3,055
   General and administrative                                         6,186                    845
   Amortization of deferred                                          12,693                      -
   compensation (general and administrative)
   Exploration and abandonment (Note 9)                               3,340                  1,730
   Depletion, depreciation and amortization                          24,312                  7,896
                                                          -----------------      -----------------
      Total expenses                                                 72,025                 20,445
                                                          -----------------      -----------------

      Operating income                                               54,351                 22,071
                                                          -----------------      -----------------

Other income (expense):
   Interest income                                                      197                      -
   Interest expense                                                  (4,050)                     -
   Other                                                              1,151                 (1,096)
                                                          -----------------      -----------------

      Income before income taxes and minority interest               51,649                 20,975

Income tax expense                                                  (18,074)                (7,301)

Minority interest                                                      (159)                     -
                                                          -----------------      -----------------

      Net income                                                   $ 33,416                $13,674
                                                          =================      =================

      Net income per share                                            $0.67                  $0.42
                                                          =================      =================

      Net income per share - assuming dilution                        $0.65                  $0.42
                                                          =================      =================

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
                Unaudited Consolidated Statements of Cash Flows
                                (in thousands)


                                                                                                        Three months ended
                                                                                                             March 31,
                                                                                                   ------------------------------
                                                                                                        2001             2000
                                                                                                   -------------     ------------
Cash flows from operating activities:
   Net income                                                                                          $  33,416         $ 13,674
   Adjustment to reconcile net income to net cash provided by operating activities:
        Depletion, depreciation and amortization                                                          24,312            7,896
        Amortization of deferred compensation                                                             12,693                -
        Amortization deferred commodity hedges                                                            (4,227)               -
        Exploration and abandonments                                                                       1,353            1,463
        Gain on sale of assets                                                                               (22)               -
        Deferred income taxes                                                                              4,648            1,365
        Other items                                                                                         (703)             300
   Changes in assets and liabilities:
        Accounts receivable                                                                               (2,124)         (12,265)
        Prepaid expenses and other current assets                                                           (699)            (118)
        Receivables for under-delivered gas                                                                1,309             (822)
        Other assets                                                                                        (151)            (213)
        Accounts payable and accrued liabilities                                                          (1,471)          16,043
        Income taxes payable                                                                              10,429                -
        Liabilities for over-delivered gas                                                                (1,014)             364
        Other non-current liabilities                                                                          -             (139)
                                                                                                   -------------     ------------
              Total adjustments                                                                           44,333           13,874
                                                                                                   -------------     ------------
              Net cash provided by operating activities                                                   77,749           27,548
                                                                                                   -------------     ------------

Cash flows from investing activities:
   Investment in oil and gas properties                                                                 (315,529)         (22,733)
   Additions to other property and equipment                                                              (1,130)               -
   Proceeds from sale of assets                                                                              551               61
                                                                                                   -------------     ------------

              Net cash used in investing activities                                                     (316,108)         (22,672)
                                                                                                   -------------     ------------

Cash flows from financing activities:
   Proceeds from revolving debt, net                                                                     239,856                -
   Exercise of stock options                                                                                  48                -
   Net settlements with owner                                                                                  -           (4,876)
   Other financing activities                                                                              5,000                -
                                                                                                   -------------     ------------

              Net cash provided by (used in) financing activities                                        244,904           (4,876)
                                                                                                   -------------     ------------


              Net increase in cash and cash equivalents                                                    6,545                -

Cash and cash equivalents, beginning of period                                                             3,325                -
                                                                                                   -------------     ------------

Cash and cash equivalents, end of period                                                               $   9,870         $      -
                                                                                                   =============     ============


         See accompanying notes to consolidated financial statements.

                                Resources, Inc.
           Unaudited Consolidated Statements of Comprehensive Income
                                (in thousands)

                                                          Three months ended
                                                               March 31,
                                                         -------------------
                                                           2001       2000
                                                         --------   --------

 Net income                                              $ 33,416   $ 13,674
                                                         --------   --------
    Other comprehensive income (loss), net of tax:

          Cumulative effect of accounting change          (11,364)         -
          Reclassification to earnings                      8,656          -
          Changes in fair value of cash flow hedges         1,582          -
                                                         --------   --------
    Other comprehensive loss, net of tax                   (1,126)         -
                                                         --------   --------

   Comprehensive income                                  $ 32,290   $ 13,674
                                                         ========   ========


         See accompanying notes to consolidated financial statements.

                              PURE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)


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

     On May 25, 2000, pursuant to the Merger Agreement, Union Oil contributed its Permian Basin business unit to a subsidiary of Pure in exchange for 32,708,067 shares of Pure common stock and the assumption by Pure of the associated liabilities of the Permian Basin business unit. These transactions are referred to as the "Contribution." Simultaneously with the Contribution, a subsidiary of Pure was merged with and into Titan (see Note 2 for additional information related to the Merger Agreement and the merger). The amounts and results of operations of Pure included in these financial statements reflect the historical amounts and results of operations of the Permian Basin business unit of Union Oil. The effect of the merger is reflected in the results of operations and cash flows since May 31, 2000. The acquisition of Titan, by Pure, was accounted for on the purchase method.

     Nature of Operations

     Pure is an independent energy company. Pure is engaged in the exploration, development and production of oil and natural gas primarily in the Permian Basin of west Texas and southeastern New Mexico, the San Juan Basin areas of New Mexico and Colorado, and the Gulf Coast region of Texas. As a result of the IP Transaction (see Note 2), Pure has additional areas of focus, primarily, offshore in the Gulf of Mexico and the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida.

     Basis of Presentation

     The accompanying consolidated financial statements, prior to the merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. Certain functions were managed centrally and support several business units. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated only with the Permian Basin business unit. After December 31, 1999, results of operations for Pure include only actual costs that are attributable to Pure. Support costs decreased in the first and second quarter of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land, Texas and Lafayette, Louisiana offices due to the then pending merger of the Permian Basin business unit with Titan.

     Other

     In the opinion of management, the unaudited consolidated financial statements of Pure as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Pure's 2000 Annual Report filed on Form 10-K.

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

     Reclassifications

     Certain reclassifications have been made to the 2000 and first quarter of 2001 amounts to conform to the March 31, 2001 presentations.


(2)  The Merger, Contribution and Acquisitions

     International Paper Transaction

     On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests, for approximately $261 million, subject to adjustment, for cash (collectively "IP Transaction"). Affiliates of International Paper own an approximate 5% interest in a partnership which holds some of the oil and gas properties involved in this transaction. The transaction was funded under Pure's Credit Agreements. Pure accounted for this transaction on the purchase method and allocated the transaction value as follows:

        Partnership interests (included in oil and gas properties
         in the balance sheet)                                          $240,707
        Oil and gas properties                                            20,356
                                                                        --------

        Cash paid                                                       $261,063
                                                                        ========

     Pure also acquired over 6 million gross (3.2 million net) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States (which are included in the above amounts). At December 31, 2000, Pure estimated the total proved reserves to be approximately 25,000 MBOE with an SEC 10% present value of approximately $629 million.

     Union Oil Merger and Contribution

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

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities, in thousands:

        Recorded amount of assets acquired              $ 275,614
        Deferred income tax asset                          27,031
        Liabilities assumed                              (150,560)
        Common stock issued and stock options issued     (151,426)
                                                        ---------
        Cash costs, net of cash acquired                $     659
                                                        =========

     The liabilities assumed primarily include amounts recorded for preacquisition contingencies, debt of Titan of $106.9 million, and a commodity hedge obligation of $19.3 million.

     Pro Forma Results of Operations (Unaudited)

     The following table reflects the pro forma results of operations for the three months ended March 31, 2001 and 2000 as though the Titan merger, the Contribution, and the IP Transaction had occurred as of January 1, 2000. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

                                                        Three months ended March 31,
                                                        ----------------------------
                                                             2001          2000
                                                        ------------    ------------
        Revenues                                           $143,149       $87,886
        Net income                                         $ 38,720       $17,760
        Net income per common share                        $   0.77       $  0.36
        Net income per common share - assuming dilution    $   0.75       $  0.36

(3)  Debt

     Debt consists of the following (in thousands):

                                                 March 31,            December 31,
                                                   2001                   2000
                                             ------------------       ----------------
                                                 (Unaudited)
        Revolver                                       $209,856                $65,000
        364 Revolver                                     98,000                      -
        Working Capital Revolver                              -                  3,000
                                             ------------------       ----------------
                                                       $307,856                $68,000
                                             ==================       ================

     Line of Credit

     In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank") and First Union National Bank. The Credit Agreements are comprised of (a) a $250 million five-year revolving credit facility ("Revolver"), with current commitments of $235 million, and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with current commitments of $235 million. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver on September 28, 2001 will be converted to a term loan whose outstanding amounts are due and payable in full on September 29, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit.

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


(4)  Accrued Abandonment, Restoration and Environmental Liabilities

     At March 31, 2001 and December 31, 2000, Pure had accrued $14.2 million and $13.2 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $39.8 million and $34.9 million at March 31, 2001 and December 31, 2000, respectively. This estimate is based on abandonment cost studies performed by an independent third party and estimates prepared by Pure.

     Pure's reserve for environmental remediation obligations totalled $1.1 million as of March 31, 2001 and December 31, 2000.


(5)  Commitments and Contingencies

     General

     Pure is subject to contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are discussed more specifically below. Pure accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date and Pure's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which management currently believes will not have a material effect on Pure's results of operations and financial condition or liquidity.

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

     As discussed in Note 4, Pure had accrued $1.1 million at March 31, 2001 and December 31, 2000 for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

     Pure Resources Employment and Severance Agreements

     Under circumstances specified in the employment and/or severance agreements entered into between Pure and its officers, each covered officer has the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger or exchanged for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata pre-tax amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $155.4 million reflected in the consolidated balance sheet at March 31, 2001, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of March 31, 2001, Pure recorded approximately $101.1 million of deferred compensation, of which it recognized amortization expense of approximately $12.5 million in the first quarter of 2001 and $14.8 million for the year 2000. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

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

     Other matters

     Under the terms of a partnership agreement with affiliates of International Paper (see Note 5 on the International Paper transaction), Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at March 31, 2001 is approximately $90 million. Pure, at the present, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

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


(6)  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                                          Three months ended
                                                               March 31,
                                                -------------------------------------
                                                       2001                2000
                                                -----------------   -----------------
Numerator:
   Net income and numerator for basic and
   diluted net income per common share -
   income available to common stockholders                $33,416             $13,674
                                                -----------------   -----------------

Denominator:
   Denominator for basic net income per
   common share - weighted average common
   shares (a)                                              50,039              32,709

   Effect of dilutive securities - employee
   stock options not subject to "put" right                   262                   -

   Dilutive effect of officers' stock
   options subject to the "put" right under
   employment/severance agreements (Note 5)                   912                   -

   Dilutive effect of officers' individual
   common stock held subject to the "put"
   right under employment/severance
   agreements (Note 5)                                        271                   -
                                                -----------------   -----------------

   Denominator for diluted net income per
   common share - adjusted weighted average
   common shares and assumed conversions                   51,484              32,709
                                                =================   =================

   Basic net income per common share                      $  0.67             $  0.42
                                                =================   =================

   Diluted net income per common share                    $  0.65             $  0.42
                                                =================   =================

____________
(a) Assumes that the common stock Union Oil received for its contribution of the Permian Basin business unit was issued and outstanding since January 1, 2000.

     Employee stock options to purchase 5,572,919 shares of common stock were outstanding at March 31, 2001 but only 3,949,360 were included in the computation of diluted net income per common share for the three months ended March 31, 2001, due to the average market price of Pure common stock being greater than the option price. The remaining 1,623,559 shares for the three months ended March 31, 2001 were anti-dilutive due to (a) the option price being greater than the average market price of the common stock of Pure or (b) the assumed proceeds under the treasury stock method derived more shares being repurchased than the related options. There were no potentially dilutive securities in the first quarter of 2000.


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

     The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of March 31, 2001:

        Common stock outstanding                                                       50,042,656
        Options awarded under the Pure 1999 Incentive Plan                              5,277,776
        Assumed options from Titan                                                        458,011
        Options exercised                                                                 (40,810)
        Options cancelled/forfeited                                                      (115,648)
                                                                                  ---------------
        Common stock equivalents                                                       55,621,985
                                                                                  ===============

        Maximum shares/options allowed under the Pure 1999 Incentive Plan               6,674,638

        Less:    Outstanding awards under the Pure 1999 Incentive Plan                 (5,168,366)
                 Outstanding options under the Titan Plans                               (404,553)
                                                                                  ---------------
        Shares/options available for future grant                                       1,101,719
                                                                                  ===============

(8)  Other Current Liabilities

     The other current liabilities consist of the following (in thousands):

                                                                                March 31,                 December 31,
                                                                                   2001                      2000
                                                                          --------------------        ------------------
                                                                               (Unaudited)

        Accrued oil and gas production expenses                                        $31,021                   $20,923
        Income taxes payable                                                            13,727                     3,298
        Accrued interest payable                                                            99                       904
                                                                          --------------------        ------------------
                                                                                       $44,847                   $25,125
                                                                          ====================        ==================

(9)  Exploration and Abandonment

     Exploration and abandonment expense consists of the following (in thousands):

                                                                          Three months ended
                                                                               March 31,
                                                                --------------------------------------
                                                                     2001                  2000
                                                                ----------------     -----------------
        Geological and geophysical staff                                  $1,438                $  264
        Uneconomical exploratory projects                                    379                 1,119
        Impaired unproved properties                                         374                   344
        Seismic costs                                                        601                     -
        Other                                                                549                     3
                                                                ----------------     -----------------
                                                                          $3,341                $1,730
                                                                ================     =================

(10) Derivative Financial Instruments

     As of January 1, 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in Pure's consolidated balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. All of Pure's commodity price derivatives, with the exception of Pure's natural gas basis differential swaps, are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as hedges or are defined by SFAS No. 133 as being "fair value hedges" are recorded in earnings as the changes occur.

     Adoption of SFAS No. 133, resulted in recording a $17.5 million, ($11.4 million net of tax) decline in fair value to accumulated other comprehensive income, consisting of $17.5 million to short-term derivatives. At March 31, 2001, the estimated net amount of the existing losses within other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $1.7 million. In 2001, included in other income is approximately $808,000 of gain from the increase in fair value of non-cash flow hedges and approximately $392,000 of gain from the ineffectiveness of the cash flow hedges.

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

     The following table sets forth the future volumes by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at March 31, 2001:

                                                                                  2001
                                                                             ---------------
        Gas related derivatives:
           Collar options:
                Volume (MMBtu)                                                    9,925,000
                Index price per MMBtu (floor-ceiling prices)                $  2.60 - $7.28

           Basis differential swaps:
                Volume (MMBtu)                                                    1,365,000
                Index Price per MMBtu                                       $          0.12

        Oil related derivatives:
           Collar options:
                Volume (Bbls)                                                       227,500
                Index price per Bbl (floor-ceiling prices)                  $16.50 - $20.48

   The index price for the natural gas collars settles based on NYMEX Henry Hub, while the oil collar settles based on the prices for West Texas Intermediate on NYMEX. The basis differential swaps lock in the basis differential between NYMEX Henry Hub and the Waha West Texas delivery point.

   As a result of the Titan merger, Pure marked to market as of the merger date all the outstanding financial derivatives held by Titan which resulted in a liability of approximately $19.3 million (see Note 2). The deferred commodity hedges amount will be amortized as a non-cash benefit to oil and gas revenues over the remaining term of the hedges as the related production takes place.

   In May 2001, Pure entered into a costless collar of 5,000 barrels per day of its crude oil for the production months July 2001 to April 2002. For 2001, the floor price is $25.00 per barrel and the ceiling price is $30.68 per barrel, while in 2002 the floor price is $24.00 per barrel and the ceiling price is $28.55 per barrel.

(11)  Hallwood Transaction

     Tender Offer

     On March 30, 2001, Pure and Hallwood Energy Corporation ("Hallwood") announced the signing of a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure, will seek to acquire all the outstanding shares of common stock of Hallwood at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The all-cash transaction is structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood. Total consideration for the transaction is estimated to be approximately $268 million, including assumed debt.

     On May 8, 2001, Pure completed its initial tender offer period for all of the outstanding shares of common stock and preferred stock of Hallwood and has commenced a subsequent offering period set to expire May 15, 2001, unless further extended. On May 9, 2001, Pure accepted for payment 8,204,711 shares of Hallwood common stock that had been tendered (including 212,139 shares that were guaranteed to be delivered), which represented approximately 85% of the issued and outstanding shares of Hallwood common stock as of such date. Pure Resources also accepted for payment 1,765,289 shares of Hallwood preferred stock that had been tendered (including 4,525 shares that were guaranteed to be delivered), which represented approximately 78% of the issued and outstanding shares of Hallwood preferred stock as of such date. On May 11, 2001, Pure paid approximately $124.6 million for the common and preferred stock tendered during the initial tender period and the additional shares tendered through May 10, 2001. Pure expects the completion of the merger will occur within 120 days.

     Financing

     As of May 8, 2001, Pure entered into a $200 million unsecured line of credit with Credit Suisse First Boston ("CSFB") and First Union National Bank ("First Union"), which was fully funded on May 11, 2001. The line of credit matures on July 16, 2001. At maturity, the line of credit will convert to a 5-year term loan maturing on July 16, 2006 subject to the condition the term loan has been fully syndicated prior to conversion. At the present, Pure has commitments of $50 million (from CSFB) and $45 million (from First Union) towards the syndication and management expects it will obtain the remaining commitment or will have obtained other financing by July 16, 2001. The terms of the line of credit and term loan are comparable to those of its current facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Hallwood Tender Offer

     On March 30, 2001, Pure and Hallwood Energy Corporation ("Hallwood") announced the signing of a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure, will seek to acquire all the outstanding shares of common stock of Hallwood at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The all-cash transaction is structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood. Total consideration for the transaction is estimated to be approximately $268 million, including assumed debt.

     On May 8, 2001, Pure completed its initial tender offer period for all of the outstanding shares of common stock and preferred stock of Hallwood and has commenced a subsequent offering period set to expire May 15, 2001, unless further extended. On May 9, 2001, Pure accepted for payment 8,204,711 shares of Hallwood common stock that had been tendered (including 212,139 shares that were guaranteed to be delivered), which represented approximately 85% of the issued and outstanding shares of Hallwood common stock as of such date. Pure Resources also accepted for payment 1,765,289 shares of Hallwood preferred stock that had been tendered (including 4,525 shares that were guaranteed to be delivered), which represented approximately 78% of the issued and outstanding shares of Hallwood preferred stock as of such date. On May 11, 2001, Pure paid approximately $124.6 million for the common and preferred stock tendered during the initial tender period and the additional shares tendered through May 10, 2001. Pure expects the completion of the merger will occur within 120 days.

International Paper Transaction

     On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests, for approximately $261 million, subject to adjustment, for cash. The transaction was funded from Pure's credit facilities.

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

      Immediately following completion of the merger, Pure had approximately 50 million shares of common stock outstanding, Union Oil held approximately 65.4% (32.7 million shares) of those Pure shares and the remaining 34.6% (17.3 million shares) were held by the previous stockholders of Titan common stock.

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


Impact of Commodity Prices

     Our revenues, operating results and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in the oil and natural gas markets has remained prevalent in the last few years. During 1998 and through the first quarter of 1999, we experienced a decline in energy commodity prices. The average prices received by producers in all our core areas have risen sharply in 2001 and 2000 compared to 1999. The NYMEX average price for crude oil and natural gas was $30.25 per barrel and $4.32 per Mcf for 2000, compared to $28.67 per barrel and $6.24 per Mcf for the first quarter of 2001, respectively. Despite this recent improvement, oil and natural gas prices remain subject to volatility, and could decline again.

     At December 31, 2000, the NYMEX prices for crude oil and natural gas were $26.80 per barrel and $9.78 per Mcf, respectively. In perspective, at March 31, 2001, the NYMEX prices for crude oil and natural gas were $26.29 per barrel and $5.03 per Mcf, respectively.

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

Impact on Pure of Business Opportunities Agreement and Severance Arrangements

     Under a business opportunity agreement between Pure and Union Oil, Pure has agreed to limit its business activities. Union Oil has granted Pure certain limited waivers of the agreement, including a waiver dated May 9, 2001, which significantly broadened the geographic areas in which Pure is allowed to conduct business. However, the agreement's remaining restrictions may limit Pure's ability to diversify its operating base and may limit its ability to realize fully the value of certain of the assets acquired in the IP Transaction.

       Mr. Hightower's employment agreement and the Pure officer severance agreements entitle covered Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal Corporation ("Unocal") and in some circumstances following termination of employment. On March 31, 2001, when the trading price of Pure common stock was $19.30 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements, was estimated at approximately $30.43. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

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

   General and Administrative Costs

   General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs charged to the Permian Basin business unit were $800,000 for 2000.

   Indirect Production Costs

   Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs charged to the Permian Basin business unit were $600,000 for 2000.

   Indirect Exploration Costs

   Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Indirect exploration costs charged to the Permian Basin business unit were $100,000 for 2000.

Operating Data


                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                         ------------------------------------
                                                                                             2001                     2000
                                                                                         -------------            ------------
Production:
    Oil and condensate (MBbls)..........................................................         1,810                     926
    Natural gas (MMcf)..................................................................        14,719                   7,156
    Total (MBOE)........................................................................         4,263                   2,119

Average daily production:
    Oil and condensate (Bbls)...........................................................        20,106                  10,176
    Natural gas (Mcf)...................................................................       163,541                  78,637
    Total (BOE).........................................................................        47,363                  23,282

Average sales price per unit (excluding effects of hedging):
    Oil and condensate (per Bbl)........................................................   $     27.39              $    28.18
    Natural gas (per Mcf)...............................................................   $      5.83              $     2.28
    Total (per BOE).....................................................................   $     31.77              $    20.01

Average sales price per unit (including effects of hedging):
    Oil and condensate (per Bbl)........................................................   $     27.00              $    28.18
    Natural gas (per Mcf)...............................................................   $      5.26              $     2.28
    Total (per BOE).....................................................................   $     29.64              $    20.01

Expenses per BOE:
    Production costs, excluding production and other taxes .............................   $      3.77              $     3.27
    Production and other taxes..........................................................   $      2.21              $     1.44
    General and administrative..........................................................   $      1.45              $     0.40
    Depletion, depreciation and amortization............................................   $      5.70              $     3.73

Results of Operations

     Pure completed the Titan merger in May 2000 and the IP Transaction on January 31, 2001. The results of operations and cash flows for Pure include (a) Titan since June 2000 and (b) the IP Transaction since February 2001.

     Three Months Ended March 31, 2001 as compared to Three Months Ended March 31, 2000

     Pure's revenues from the sale of oil and natural gas were $48.9 million and $77.5 million for the three months ended March 31, 2001 and $26.1 million and $16.3 million for the three months ended March 31, 2000, respectively. Compared with 2000, Pure's average oil sales prices decreased by $1.17 per Bbl, or 4%, while average gas sales prices increased by $2.98 per Mcf, or 131%. The increase in production of 2.1 million BOE in 2001 is primarily the result of the Titan merger, IP Transaction and the success of Pure's capital program, offset by normal production declines. The Titan and IP Transaction properties contributed approximately 2.0 million BOE of production in the first quarter of 2001.

     Pure's oil and gas production expenses excluding production and other taxes were $16.1 million ($3.77 per BOE) and $6.9 million ($3.27 per BOE) for the three months ended March 31, 2001 and 2000, respectively. Production expenses increased $9.2 million which is primarily the result of (a) production costs from the Titan properties of $5.8 million and IP Transaction properties of $1.8 million, (b) a decrease of $800,000 in special well repair expenditures between periods, (c) significant increases in the costs of services and products and (d) decrease of $600,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

     Production and other taxes were $9.4 million ($2.21 per BOE) and $3.1 million ($1.44 per BOE) for the three months ended March 31, 2001 and 2000, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger and the IP Transaction.

     General and administrative expenses were $6.2 million ($1.45 per BOE) and $845,000 ($.40 per BOE) for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses increased as a result of (a) the Titan merger and the IP Transaction, (b) subsequent to merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by an $800,000 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

     Depletion, depreciation, and amortization expense (DD&A) was $24.3 million ($5.70 per BOE) and $7.9 million ($3.73 per BOE) for the three months ended March 31, 2001 and 2000, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the Titan merger and the IP Transaction for the three months ended March 31, 2001. The increase in the per unit amount is primarily attributable to per unit acquisition costs from the IP Transaction.

     Pure's exploration and abandonment expense was $3.3 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively. Increase in exploration expenses is primarily related to an increase in geological and geophysical staff and related costs as a result of the Titan merger and the IP Transaction, offset by a $100,000 decrease in Union Oil's indirect costs between periods.

     In 2001, Pure had interest expense due to (a) assuming the debt of Titan in the merger, (b) Pure's significant capital expenditure program and (c) the IP Transaction that closed January 31, 2001.

     In 2001, other income (expense) includes $1.2 million of gain attributable to derivative contract ineffectiveness and the change in fair value of certain derivatives not qualifying as cash flow hedges under SFAS No. 133. In 2000, other expense primarily relates to transitional type costs associated with the merger, the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the merger.

     Income tax expense was $18.1 million and $7.3 million for the three months ended March 31, 2001 and 2000, respectively. Income tax expense increased due to increased earnings between periods.

Liquidity and Capital Resources

   Pure's primary sources of capital subsequent to the Titan merger are its cash flow from operations and bank financing. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs. If appropriate, Pure would consider use of debt and equity financing, non-recourse transactions and asset sales.

     Pure's primary source of capital resources prior to the merger was its cash flow from operations. Pure's other source of capital resources prior to the merger, if needed, was infusion of funds from Union Oil. All financing activities for Pure prior to the closing of the merger were performed at the corporate level for Union Oil and its business units, and Union Oil has historically provided cash management services through a centralized treasury system. Pure prior to the merger maintained no cash balances and no interest has been charged or received on the cash balances transferred or received from Union Oil. Pure's net cash settlements with Union Oil were included in the owner's net investment on the balance sheets and were shown as settlements with owner in the financing activities on the consolidated statements of cash flows. The net settlements with Union Oil were $4.9 million for 2000. Subsequent to the merger, Union Oil has not provided any additional cash management services to Pure.

     Net Cash Provided by Operating Activities

     Cash flow from operating activities for Pure was $77.7 million for the three months ended March 31, 2001 compared to $27.5 million for the three months ended March 31, 2000. The increase in net cash provided by operating activities was primarily due to increased commodity prices, the Titan merger and the IP Transaction.

     Capital Expenditures

     Pure requires capital primarily for the acquisition, exploration and development of oil and gas properties as well as for general working capital needs. The following table sets forth costs incurred by Pure in its acquisition, exploration and development activities.

                                                          Three months ended
                                                               March 31,
                                                  ----------------------------------
                                                       2001                2000
                                                  --------------     ---------------
                                                       (in thousands of dollars)
Property acquisition:
       Proved                                           $268,934             $12,339
       Unproved                                            7,614                  53
Exploration                                                5,578               1,489
Development                                               38,812               9,122
                                                  --------------     ---------------
       Total costs incurred                             $320,938             $23,003
                                                  ==============     ===============

     For 2001, Pure's initial capital budget was approximately $160 million. With the IP Transaction the capital budget has increased to $200 million. The revised budget is comprised of approximately (a) $64 million in development projects, (b) $62 million in exploration projects, (c) $48 million in probable/possible projects, (d) $24 million to acquire additional acreage and seismic data and (e) $2 million in other corporate items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data,
(ii) the availability of sufficient capital resources by Pure and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of Pure, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

     While Pure regularly engages in discussions relating to potential acquisitions of oil and gas properties, Pure has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business.

Capital Resources

     Pure's primary capital resources are net cash flows provided by operating activities and the availability under the Credit Agreement, of which approximately $162 million was available at March 31, 2001.

     Credit Agreement

     In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank") and First Union National Bank. The Credit Agreements are comprised of (a) a $250 million five-year revolving credit facility ("Revolver"), with current commitments of $235 million, and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with current commitments of $235 million. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver on September 28, 2001 will be converted to a term loan whose outstanding amounts are due and payable in full on September 29, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit. At March 31, 2001, there was outstanding principal of $209.9 million under the Revolver and $98.0 million under the 364 Revolver. At May 8, 2001, the outstanding principal on both revolvers combined was $307.9 million.

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

     Hallwood Financing

     As of May 8, 2001, Pure entered into a $200 million unsecured line of credit with Credit Suisse First Boston ("CSFB") and First Union National Bank ("First Union"), which was fully funded on May 11, 2001. The line of credit matures on July 16, 2001. At maturity, the line of credit will convert to a 5-year term loan maturing on July 16, 2006 subject to the condition the term loan has been fully syndicated prior to conversion. At the present, Pure has commitments of $50 million (from CSFB) and $45 million (from First Union) towards the syndication and management expects it will obtain the remaining commitment or will have obtained other financing by July 16, 2001. The terms of the line of credit and term loan are comparable to those of its current facilities.

     Liquidity and Working Capital

     At March 31, 2001, Pure had $9.9 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was 1.01 and 1.05 at March 31, 2001 and December 31, 2000, respectively. Pure maintains relatively low cash levels for cash management purposes. Pure, at March 31, 2001, had availability under its Credit Agreement to fund working capital deficits, if any.

     Working Capital Revolver

     In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At March 31, 2001, there was no outstanding principal under the Working Capital Revolver.

Other Matters

     Stock Options and Compensation Expense

     Pure has issued options as of March 31, 2001 to officers and non-officers to purchase 5,277,776 shares of Pure common stock. Certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $2.9 million related to non-officer options and will expense the amount over a four-year period. In the first quarter of 2001 and in the year 2000, Pure expensed approximately $168,000 and $600,000, respectively, related to these options. The options related to officers are subject to the "put right" discussed in the following paragraph.

   As discussed in Note 5 of the Notes to Consolidated Financial Statements, officers of Pure have the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger in exchange for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata pre-tax amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $155.4 million reflected in the consolidated balance sheet at March 31, 2001, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of March 31, 2001, Pure recorded approximately $101.1 million of deferred compensation, of which it recognized amortization expense of approximately $12.5 million in the first quarter of 2001 and $14.8 million for the year 2000, respectively. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

     Disclosure about Market Risk

     Prior to the Titan merger, Pure historically held no derivative instruments related to interest rate exposure risks as Union Oil historically retained all the debt and related interest charges. Prior to the Titan merger, Union Oil (not Pure) had mitigated its exposure to fluctuations in crude oil and natural gas prices for the Permian Basin business unit.

     Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At March 31, 2001 Pure had hedging transactions with respect to approximately 9,925,000 MMBtu of its future 2001 estimated natural gas production and 227,500 barrels of its future 2001 estimated crude oil production. For additional information, see Note 10 of Notes to Consolidated Financial Statements. Pure had no interest rate financial derivatives at March 31, 2001.

     In May 2001, Pure entered into a costless collar of 5,000 barrels per day of its crude oil for the production months July 2001 to April 2002. For 2001, the floor price is $25.00 per barrel and the ceiling price is $30.68 per barrel, while in 2002 the floor price is $24.00 per barrel and the ceiling price is $28.55 per barrel.

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

     Recently Adopted Accounting Pronouncements

     As of January 1, 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in Pure's consolidated balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. All of Pure's commodity price derivatives, with the exception of Pure's natural gas differential swaps, are designated as cash flow hedges. Changes in the fair value of derivative instruments which are not designated as hedges or are defined by SFAS No. 133 as being "fair value hedges" are recorded in earnings as the changes occur. See note 10 of Notes to Consolidated Financial Statements for additional information.

Pure Unaudited Pro Forma Data

     The following reflects unaudited pro forma data related to the Contribution, the Titan merger, and the IP Transaction discussed in Note 2 of the Notes to Consolidated Financial Statements. The unaudited pro forma combined data assumes the Contribution, the Titan merger and the IP Transaction had taken place as of January 1, 2000 with respect to the unaudited pro forma combined statements of operations and related operational data. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (dollars in thousands, except per unit amounts):

Statement of Operations Data
                                                                                 Three months ended March 31,
                                                                    ---------------------------------------------------
                                                                             2001                         2000
                                                                    ----------------------       ----------------------

          Total revenues                                                          $143,149                     $ 87,886
          Oil and gas production costs                                             (17,084)                     (14,573)
          Production and other taxes                                               (10,118)                      (5,911)
          General and administrative expenses                                       (6,142)                      (3,256)
          Amortization of deferred compensation                                    (12,693)                      (8,715)
          Exploration and abandonment costs                                         (3,340)                      (4,116)
          Depreciation, depletion and amortization                                 (29,653)                     (24,479)
          Other expenses, net                                                       (4,303)                      (7,128)
          Income tax expense                                                       (20,937)                      (6,899)
          Minority interest                                                           (159)                           -
                                                                    ----------------------       ----------------------

                                 Net income                                       $ 38,720                     $ 12,809
                                                                    ======================       ======================

          EBITDAX (a)                                                             $106,611                     $ 64,192
                                                                    ======================       ======================

     These pro forma amounts differ from those disclosed in Note 2 of the Notes to the Consolidated Financial Statements, primarily due to the following additional pro forma adjustments: (a) elimination of merger costs incurred by Pure in 2000 and (b) recording effects of amortizing deferred compensation for the periods presented.

____________

(a) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of long-lived assets, restructuring costs, amortization of deferred compensation, exploration and abandonment costs, and other noncash items to net income. EBITDAX is included herein because management believes that some investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly titled figures for such other companies.

Operational Data


                                                                                        Three months ended March 31,
                                                                            ---------------------------------------------------
                                                                                        2001                        2000
                                                                            -----------------------    ------------------------
       Production:
                    Oil and condensate (MBbls)............................                    1,890                       1,737
                    Natural gas (MMcf)....................................                   16,401                      17,229
                    Total (MBOE)..........................................                    4,624                       4,609

       Average sales price per unit (including effects of hedging):
                    Oil and condensate (per Bbl)..........................                  $ 27.06                     $ 25.99
                    Natural gas (per Mcf).................................                  $  5.61                     $  2.46
                    Total (per BOE).......................................                  $ 30.96                     $ 19.07

Item 3.  Quantative and Qualitative Disclosures About Market Risk

     The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of March 31, 2001, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

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

                                                                                   2001                   Fair Value
                                                                         ------------------------    --------------------

Natural Gas Hedge Derivatives (a):

Collar option contracts:
Notional volumes (MMBtu)                                                                9,925,000             ($2,271,127)
Weighted average short call strike price per MMBtu (b)                                 $    4.584
Weighted average long put strike price per MMBtu (b)                                   $    6.496

Basis differential contracts (c):
Notional Volumes (MMBtu)                                                                1,365,000            $   (120,659)
Weighted average MMBtu strike price                                                    $    0.120

Crude Oil Hedge Derivatives (a):

Collar option contracts:
Notional Volume (Bbls)                                                                    227,500            $ (1,364,289)
Weighted average short call strike price per Bbl (b)                                   $   16.500
Weighted average long put strike price per Bbl (b)                                     $   20.480

_______________________
(a)  See Note 10 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to hedging activities.
(b)  The strike prices are based on the prices traded on the NYMEX.
(c) The basis differential relates to the spread between the NYMEX price and Waha West Texas price.

     Interest Rate Sensitivity:

     The following table provides information about Pure's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in March 2001. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's debt obligations that are sensitive to interest rates.

                                            2002                       2005                     Total                 Fair Value
                                    -------------------       --------------------      --------------------     -------------------
                                                               (in thousands, except interest rates)
Debt (a):

Variable rate debt:

Revolver (b)                                $     -                   $209,856                  $209,856                 $209,856
          Average interest rate                   -  %                    6.15%

364 Revolver (b)                            $98,000                   $      -                  $ 98,000                 $ 98,000
          Average interest rate               6.20%                          -  %

Working Capital Revolver (b)                $     -                   $      -                  $      -                 $      -
          Average interest rate                   -  %                       -  %

---------------
(a)  See Note 3 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to debt.
(b) Lenders are The Chase Manhattan Bank and First Union National Bank and all borrowings are unsecured.


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

     The above objectives and strategies have been approved by Pure's board of directors and any significant changes to the objectives and strategies must be ratified by the board of directors. Management and the executive committee are authorized to hedge up to 25% and 75%, respectively, of Pure's future equivalent oil and gas production utilizing these objectives and strategies. To exceed the 25% level, management must obtain approval of the executive committee up to the 75% level. The executive committee must obtain approval of the board of directors to exceed the 75% level. The chief executive officer is required to approve all derivative contracts prior to their execution.

     Pure historically had held no derivative instruments related to interest rate exposure risks, as Union Oil had historically retained all the debt and related interest charges.

     Pure is a producer of various hydrocarbon commodities such as crude oil and condensate, natural gas and associated petroleum-based products and is subject to the associated price risks. Prior to the Titan merger, Union Oil (not Pure) had historically mitigated its exposure to fluctuations in crude oil and natural
gas prices through an affiliate of Union Oil.    Historically, hedging and
trading gains and losses incurred by Union Oil were not allocated to Pure and were not reflected in the Permian Basin business unit's presented results. Therefore, historically, Pure's associated price risks were not mitigated.

   As of March 31, 2001, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2000.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     2.1 Agreement for Purchase and Sale dated as of January 29, 2001, by and among International Paper Company, International Paper Realty Corporation, IP Farms, Inc., IP Petroleum Company, Inc., IP Timberlands Operating Company, Ltd., GCO Minerals Company, The Long-Bell Petroleum Company, Inc., American Central Corporation, Champion Realty Corporation and Sustainable Forests L.L.C. and Pure Resources, L.P. (filed as Exhibit 2.1 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

     2.2 Contribution Agreement dated as of January 29, 2001, by and among IP Petroleum Company, Inc., International Paper Realty Corporation, Transtates Properties Incorporated, Southland Energy Company, Pure Resources, L.P., Pure Resources I, Inc., PK I, L.P., PK II, L.P., PK III, L.P., PK IV, L.P. and Pure Partners, L.P. (filed as Exhibit 2.2 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.1 Amended and Restated Agreement of Limited Partnership of Pure Partners, L.P. dated as of January 31, 2001, by and among Pure Resources I, Inc., IP Petroleum Company, Inc., and Southland Energy Company, each as a Class A Limited Partner, PK I, L.P., PK II, L.P., PK III, L.P., each as a Class B Limited Partner, and International Paper Realty Corporation, Transtates Properties Incorporated and PK IV, L.P., each as a Limited Partner (filed as Exhibit 10.1 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.2 Indemnity Agreement dated as of January 31, 2001, by Pure Partners, L.P. and Pure Resources I, Inc. to Southland Energy Company, IP Petroleum Company, Inc., International Paper Realty Corporation, Transtates Properties Incorporated or any of their successors or assigns with respect to their partnership interests in Pure Partners, L.P., and International Paper Company (filed as Exhibit 10.2 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.3 Guaranty Agreement dated January 31, 2001, by Pure Resources, L.P. to IP Petroleum Company, Inc., Southland Energy Company, International Paper Realty Corporation and Transtates Properties Incorporated(filed as Exhibit 10.3 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.4 Senior Note Agreement dated January 31, 2001, by and between The Branigar Organization, Inc. and Pure Partners, L.P. (filed as Exhibit
          10.4 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.5 Promissory Note dated January 31, 2001, by the Branigar Organization, Inc. payable to the order of Pure Partners, L.P. (filed as Exhibit
          10.5 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.6 Guaranty Agreement dated as of January 31, 2001, by International Paper Company to Pure Partners, L.P. (filed as Exhibit 10.6 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.7 Master Offset Agreement dated as of January 31, 2001, among IP Petroleum Company, Inc., Southland Energy Company, The Branigar Organization, Inc. and Pure Partners, L.P. (filed as

          Exhibit 10.7 to Pure's Current Report on Form 8-K filed February 15, 2001, and incorporated herein by reference).

    10.8 Consent and Waiver Letter dated January 31, 2001, to the Credit Agreements dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and First Union National Bank, as Syndication Agent (incorporated by reference to Exhibit 10.28 to Pure's Annual Report on Form 10-K for the year ended December 31, 2000).

    10.9 Agreement and Plan of Merger, dated as of March 29, 2001, among Pure Resources, Inc., Pure Resources II, Inc. and Hallwood Energy Corporation (filed as Exhibit (d)(1) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).

    10.10 Stockholders Agreement by and among Pure Resources, Inc., Pure Resources II, Inc. and certain stockholders of Hallwood Energy Corporation dated as of March 29, 2001 (filed as Exhibit (d)(2) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).

    10.11 Noncompetition Agreement by and among Pure Resources, Inc., Hallwood Energy Corporation and The Hallwood Group Incorporated dated as of March 29, 2001 (filed as Exhibit (d)(3) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).

    10.12 Stock Option Agreement by and among Hallwood Energy Corporation,
          Pure Resources, Inc. and Pure Resources II, Inc. dated as of March 29, 2001 (filed as Exhibit (d)(4) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).

   10.13* Letter Agreement, dated May 9, 2001, related to the Business
          Opportunities Agreement dated as of December 13, 1999, by and among Union Oil Company of California, Pure Resources, Inc., TRH, Inc. and Titan Exploration, Inc.

        _______
        * Filed herewith

(b) Reports Submitted on Form 8-K:

     1. Form 8-K filed on February 15, 2001 (date of event January 31, 2001) reporting the acquisition of oil and gas properties, fee mineral and royalty interests from International Paper Company and certain general and limited partnership interests.

                                   SIGNATURES
                                   ----------


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

Date: May 15, 2001