Form 10-Q
period 2001-06-30
PURE RESOURCES INC
filed 2001-08-14
CIK 1109860

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________

 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended June 30, 2001
                                      or

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No    .
                                              ---      ---

     As of August 1, 2001, 50,156,089 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.


================================================================================

                               TABLE OF CONTENTS
                               -----------------

 Forward Looking Information and Risk Factors...........................................................    1

                                  PART I -- FINANCIAL INFORMATION

 Item 1.      Financial Statements
              --------------------

              Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and
                    December 31, 2000...................................................................    3
              Unaudited Consolidated Statements of Operations
                    for the Three and Six Months Ended June 30, 2001 and 2000...........................    5
              Unaudited Consolidated Statements of Cash Flows
                    for the Three and Six Months Ended June 30, 2001 and 2000...........................    6
              Notes to Consolidated Financial Statements................................................    7

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....   19
              -------------------------------------------------------------------------------------

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................   29
              ----------------------------------------------------------


                                         PART II -- OTHER INFORMATION

 Item 1.      Legal Proceedings.........................................................................   33
              -----------------

 Item 4.      Submission of Matters to a Vote of Security Holders.......................................   33
              ---------------------------------------------------

 Item 6.      Exhibits and Reports on Form 8-K..........................................................   34
              --------------------------------

              Signatures................................................................................   36

                             PURE RESOURCES, INC.

                 FORWARD LOOKING INFORMATION AND RISK FACTORS

       Pure Resources, Inc. ("Pure") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of exploratory and development wells Pure anticipates drilling through 2001, potential reserves and Pure's financial position, business strategy and other plans and objectives for future operations. Although Pure believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Pure will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Pure's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth in Pure's 2000 Annual Report filed on Form 10-K and other SEC filings. All subsequent oral and written forward looking statements attributable to Pure or persons acting on its behalf are expressly qualified in their entirety by these factors. Pure assumes no obligation to update any of these statements.

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

                             Pure Resources, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                     ASSETS

                                                                                           June 30,                December 31,
                                                                                             2001                      2000
                                                                                     ---------------------      --------------------
                                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                                $    14,949               $     3,325
     Accounts receivable:
        Oil and gas                                                                                60,903                    46,749
        Other                                                                                       9,317                     1,702
     Fair value of derivatives (Note 11)                                                            1,860                         -
     Prepaid expenses and other current assets                                                      3,494                       883

                                                                                     ---------------------      --------------------
               Total current assets                                                                90,523                    52,659
                                                                                     ---------------------      --------------------

Property, plant and equipment, at cost:
     Oil and gas properties, using the successful efforts method of accounting:
        Proved properties                                                                       1,804,618                 1,140,209
        Unproved properties                                                                        60,767                    21,743
     Accumulated depletion, depreciation and amortization                                        (635,668)                 (577,532)
                                                                                     ---------------------      --------------------
                                                                                                1,229,717                   584,420
                                                                                     ---------------------      --------------------

Other property and equipment, net                                                                  16,563                     6,449

Deferred compensation (Note 5)                                                                     60,704                    63,903

Receivables for under-delivered gas                                                                 6,855                    10,274

Other assets, net                                                                                   5,093                     1,410
                                                                                     ---------------------      --------------------

                                                                                              $ 1,409,455               $   719,115
                                                                                     =====================      ====================

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             June 30,               December 31,
                                                                                               2001                     2000
                                                                                        -------------------       -----------------
                                                                                            (Unaudited)
Current liabilities:
     Accounts payable and accrued liabilities:
        Trade                                                                                     $ 70,341                $ 18,228
        Fair value of derivatives and deferred commodity hedges (Note 11)                                -                   6,781
        Other (Note 8)                                                                              58,465                  25,125
                                                                                        -------------------       -----------------
               Total current liabilities                                                           128,806                  50,134
                                                                                        -------------------       -----------------

Long-term debt                                                                                     535,127                  68,000

Liabilities for over-delivered gas                                                                  12,551                  17,791

Accrued abandonment, restoration and environmental liabilities                                      16,543                  14,331

Fair value of derivatives (Note 11)                                                                  2,033                       -

Deferred income taxes                                                                               95,970                  55,456

Other liabilities                                                                                    5,371                       -

Common stock subject to repurchase (Note 5)                                                        144,442                 135,617

Minority interest                                                                                    5,712                       -

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized; none
        issued and outstanding                                                                           -                       -
     Common stock, $.01 par value, 200,000,000 shares authorized; 50,156,089 shares and 50,037,402 shares issued and outstanding at June 30, 2001
        and December 31, 2000, respectively                                                            502                     500
     Additional paid-in capital                                                                    334,968                 326,827
     Notes receivable - affiliates                                                                  (7,166)                 (6,952)
     Deferred compensation (Note 5)                                                                 (1,960)                 (2,296)
     Accumulated other comprehensive income                                                         17,857                       -
     Retained earnings                                                                             118,699                  59,707
                                                                                        -------------------       -----------------
               Total stockholders' equity                                                          462,900                 377,786
                                                                                        -------------------       -----------------

     Commitments and contingencies (Note 5)
                                                                                               $ 1,409,455               $ 719,115
                                                                                        ===================       =================

         See accompanying notes to consolidated financial statements.

                           Pure Resources, Inc.
              Unaudited Consolidated Statements of Operations
                   (in thousands, except per share data)


                                                                             Three months ended              Six months ended
                                                                                  June 30,                      June 30,
                                                                        -------------------------     -----------------------------
                                                                         2001              2000              2001           2000
                                                                        ----------   ------------     ------------    -------------
Revenues:
     Oil sales                                                          $ 46,767        $ 30,648          $ 95,632         $ 56,746
     Gas sales                                                            86,656          25,075           164,145           41,375
     Gain on sale of assets                                                  427           1,250               449            1,250
                                                                         ----------   ------------     ------------    -------------
                 Total revenues                                          133,850          56,973           260,226           99,371
                                                                         ----------   ------------     ------------    -------------


Expenses:
     Oil and gas production                                               21,740          10,490            37,822           17,291
     Production and other taxes                                            9,298           5,147            18,710            8,202
     General and administrative                                            8,770           2,277            14,956            3,122
     Amortization of deferred compensation (general and administrative)    5,992           1,027            18,685            1,027
     Exploration and abandonment (Note 9)                                  6,465           1,348             9,806            3,078
     Depletion, depreciation and amortization                             36,730           9,454            61,041           17,350
                                                                         ----------   ------------     ------------    -------------

                 Total expenses                                           88,995          29,743           161,020           50,070
                                                                         ----------   ------------     ------------    -------------

                 Operating income                                         44,855          27,230            99,206           49,301
                                                                         ----------   ------------     ------------    -------------

Other income (expense):
     Interest income                                                         275              32               471               32
     Interest expense                                                     (6,986)           (661)          (11,036)            (661)
     Other                                                                   129            (350)            1,280           (1,446)
                                                                         ---------   ------------     ------------    -------------

                 Income before income taxes and minority interest         38,273          26,251            89,921           47,226

Income tax expense                                                       (12,496)         (9,229)          (30,570)         (16,530)

Minority interest                                                           (200)              -              (359)               -
                                                                        ----------   ------------     ------------    -------------

                 Net income                                             $ 25,577        $ 17,022          $ 58,992         $ 30,696
                                                                        ==========   ============     ============    =============

                 Net income per share                                   $   0.51        $   0.44          $   1.18         $   0.86
                                                                        ==========   ============     ============    =============

                 Net income per share - assuming dilution               $   0.50        $   0.44          $   1.15         $   0.86
                                                                        ==========   ============     ============    =============

                 See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                               Three months ended             Six months ended
                                                                                    June 30,                      June 30,
                                                                           --------------------------    -------------------------
                                                                                2001           2000          2001         2000
                                                                           ------------     ---------    ----------     ----------
Cash flows from operating activities:
    Net income                                                                $ 25,577      $ 17,022      $  58,992     $   30,696
    Adjustment to reconcile net income to net cash provided by operating activities:
          Depletion, depreciation and amortization                              36,730         9,454         61,041         17,350
          Amortization of deferred compensation                                  5,992         1,027         18,685          1,027
          Amortization deferred commodity hedges                                (2,553)       (1,991)        (6,781)        (1,991)
          Exploration and abandonments                                           3,388           625          4,741          2,088
          Gain on sale of assets                                                  (427)       (1,250)          (449)        (1,250)
          Deferred income taxes                                                  1,646         1,942          6,295          3,307
          Other items                                                              567          (300)          (136)             -
    Changes in assets and liabilities:
          Accounts receivable                                                    6,904       (14,483)         4,780        (26,748)
          Prepaid expenses and other current assets                               (161)           56           (860)           (62)
          Receivables for under-delivered gas                                    2,110          (875)         3,419         (1,697)
          Other assets                                                            (698)          213           (850)             -
          Accounts payable and accrued liabilities                               8,816         3,435          7,347         19,478
          Income taxes payable                                                   1,052         3,000         11,481          3,000
          Liabilities for over-delivered gas                                    (4,226)        1,233         (5,239)         1,597
          Other non-current liabilities                                              -            89              -            (50)
                                                                            ----------      --------     ----------       --------
                Total adjustments                                               59,140         2,175        103,474         16,049
                                                                            ----------      --------     ----------       --------
                Net cash provided by operating activities                       84,717        19,197        162,466         46,745
                                                                            ----------      --------     ----------       --------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                        (146,583)         (659)      (146,583)          (659)
    Investment in oil and gas properties                                       (63,329)      (13,150)      (378,858)       (35,883)
    Additions to other property and equipment                                   (9,366)         (101)       (10,495)          (101)
    Proceeds from sale of assets                                                 1,413         1,189          1,964          1,250
    Notes receivable - affiliates                                                    -         2,815              -          2,815
                                                                            ----------     ---------     ----------       --------
                Net cash used in investing activities                         (217,865)       (9,906)      (533,972)       (32,578)
                                                                            ----------     ---------     ----------       --------
Cash flows from financing activities:
    Proceeds from  (payments of) revolving debt, net                          (120,100)      (10,863)       119,755        (10.863)
    Proceeds from long-term debt                                               347,354             -        347,354              -
    Payments of long-term debt                                                 (87,436)            -        (87,436)             -
    Exercise of stock options                                                    1,292           302          1,340            302
    Cash transfer from owner pursuant to merger                                      -        14,528              -         14,528
    Net settlements with owner                                                       -       (10,968)             -        (15,844)
    Other financing activities                                                  (2,883)            -          2,117              -
                                                                            ----------     ---------     ----------       --------
                Net cash provided by (used in) financing activities            138,227        (7,001)       383,130        (11,877)
                                                                            ----------     ---------     ----------       --------

                Net increase in cash and cash equivalents                        5,079         2,290         11,624          2,290

Cash and cash equivalents, beginning of period                                   9,870             -          3,325              -
                                                                            ----------     ---------     ----------       --------

Cash and cash equivalents, end of period                                      $ 14,949       $ 2,290      $  14,949        $ 2,290
                                                                            ==========     =========     ==========       ========

                See accompanying notes to consolidated financial statements.

                              PURE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)


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

          Nature of Operations

          Pure is an independent energy company. Pure is engaged in the exploration, development and production of oil and natural gas primarily in the Permian Basin of west Texas and southeastern New Mexico, the San Juan Basin areas of New Mexico and Colorado, offshore in the Gulf of Mexico and the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida.

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

          Other

          In the opinion of management, the unaudited consolidated financial statements of Pure as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

     Reclassifications

     Certain reclassifications have been made to the 2000 and first quarter of 2001 amounts to conform to the June 30, 2001 presentations.


(2)  Mergers and Acquisitions

     Hallwood Merger

    On March 30, 2001, Pure and Hallwood Energy Corporation ("Hallwood") announced the signing of a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure, would seek to acquire all the outstanding shares of common stock of Hallwood at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood.

    On May 8, 2001, Pure accepted for payment approximately 85% of the common stock and 78% of the preferred stock of Hallwood. On May 30, 2001, after completion of a subsequent tender offer period, Pure completed the acquisition of the remaining common and preferred shares through consummation of the cash merger. The results of operations of Hallwood have been included in Pure's since May 1, 2001.

    The preliminary purchase price (the final purchase price and related allocation is not expected to differ materially from the preliminary purchase price and related allocation) is calculated as follows (in thousands):

          Hallwood common and preferred stock                                 $ 145,286
          Hallwood stock options and warrants                                     7,603
          Assumed debt (subsequently refinanced)                                 87,436
          Severance and non-compete payments                                     17,920
          Estimated acquisition and other costs                                  13,077
                                                                             ----------

          Purchase price                                                      $ 271,322
                                                                             ==========

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

          Recorded amount of assets acquired                                  $ 359,355
          Assumed debt                                                          (87,436)
          Deferred income taxes                                                 (31,013)
          Other assumed liabilities                                             (99,806)
                                                                             -----------

          Acquisition costs, net of cash acquired                             $ 141,100
                                                                             ===========


   The other liabilities assumed include approximately (a) $38.6 million of accrued transaction costs related to stock options and warrants, severance and non-compete agreements, investment banking fees and other transaction related costs and (b) $31.2 million of fair value associated with derivative contract obligations. At June 30, 2001, Pure had accrued (a) approximately $21.1 million related to the purchase of common and preferred stock, which was subsequently paid in July 2001, and (b) $12.0 million of remaining transaction costs.

     International Paper Transaction

     On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests, for approximately $261 million, subject to adjustment, for cash (collectively "IP Transaction"). In addition, Pure incurred approximately $5.2 million in transaction costs associated with the IP Transaction. Affiliates of International Paper own an approximate 5% interest in a partnership which holds some of the oil and gas properties involved in this transaction. The transaction was funded under Pure's Credit Agreements. Pure accounted for this transaction on the purchase method and allocated the transaction value as follows:

     Partnership interests (included in oil and gas properties in the balance sheet)        $ 240,707
     Oil and gas properties                                                                    20,356
                                                                                           ----------

     Cash paid                                                                              $ 261,063
                                                                                           ==========

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

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

     Recorded amount of assets acquired                                                     $ 275,614
     Deferred income tax asset                                                                 27,031
     Liabilities assumed                                                                     (150,560)
     Common stock issued and stock options issued                                            (151,426)
                                                                                           -----------

     Acquisition costs, net of cash acquired                                               $      659
                                                                                           ===========

     The liabilities assumed primarily include amounts recorded for preacquisition contingencies, debt of Titan of $106.9 million, and a commodity hedge obligation of $19.3 million.

         Pro Forma Results of Operations (Unaudited)

         The following table reflects the pro forma results of operations for the six months ended June 30, 2001 and 2000 as though the Titan merger, the Contribution, the IP Transaction and the Hallwood merger had occurred as of January 1, 2000. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data):

                                                              Six months ended June 30,
                                                              ---------------------------
                                                                2001              2000
                                                              -----------    ------------
          Revenues                                              $ 309,142       $ 229,158
          Net income                                            $  65,064       $  24,795
          Net income per common share                           $    1.30       $    0.50
          Net income per common share - assuming dilution       $    1.26       $    0.49

(3)      Debt

         Debt consists of the following (in thousands):

                                                         June 30,          December 31,
                                                           2001                2000
                                                       -------------     --------------
                                                        (Unaudited)
          Revolver                                        $ 167,756           $ 65,000
          364 Revolver                                       20,000                  -
          Working Capital Revolver                                -              3,000
          7.125% Senior Notes, Due 2011                     350,000                  -
          Senior Notes discount                              (2,629)                 -
                                                       --------------    --------------
                                                          $ 535,127           $ 68,000
                                                       ==============    ==============

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

         7.125% Senior Notes

       In June 2001, Pure issued $350 million in unsecured senior notes which bear interest at 7.125% ("Senior Notes"). The Senior Notes were issued at a discount to their face value which resulted in the Senior Notes having a yield of 7.232%. The Senior Notes pay interest each June 15 and December 15 beginning in December 2001. The maturity date of the Senior Notes is June 15, 2011. Pure has the right to redeem the Senior Notes at any time for an amount equal to the principal plus a make-whole premium.

       The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Pure. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Credit Agreements and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

       The Senior Notes indenture contains covenants which include limitations on (a) liens, (b) sale/leaseback transactions and (c) mergers and consolidations. Pursuant to a registration rights agreement, Pure is required to file an exchange offer registration statement with respect to an offer to exchange the Senior Notes for a new, registered issue of Senior Notes.


(4)      Accrued Abandonment, Restoration and Environmental Liabilities

         At June 30, 2001 and December 31, 2000, Pure had accrued $15.4 million and $13.2 million, respectively, for the estimated future costs to abandon and remove well equipment and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $39.8 million and $34.9 million at June 30, 2001 and December 31, 2000, respectively. This estimate is based on abandonment cost studies performed by an independent third party and estimates prepared by Pure.

         Pure's reserve for environmental remediation obligations totaled $1.1 million as of June 30, 2001 and December 31, 2000.


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

         As discussed in Note 4, Pure had accrued $1.1 million at June 30, 2001 and December 31, 2000 for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

         Pure Resources Employment and Severance Agreements

         Under circumstances specified in the employment and/or severance agreements entered into between Pure and its officers, each covered officer has the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger or exchanged for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata pre-tax amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $144.4 million reflected in the consolidated balance sheet at June 30, 2001, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of June 30, 2001, Pure recorded approximately $93.8 million of deferred compensation, of which it recognized amortization expense of approximately $5.8 million and $18.3 million for the three and six months ended June 30, 2001, respectively, and $14.8 million for the year 2000. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

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

         Litigation

         Hallwood Petroleum, Inc. has been named as a defendant in a suit styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al, which was filed May 17, 2001 in the 15th Judicial District Court, Lafayette Parish, Louisiana. Lamson Petroleum Corporation seeks proceeds from the sale of gas and condensate produced and sold from units on 200 acres of land in the parish and a declaratory judgement recognizing its interest in production from the units. We are unable at this time to assess the likelihood of an unfavorable outcome. We believe the suit is without merit and shall vigorously defend against it. In our opinion, the ultimate disposition of this lawsuit, in the event of an unfavorable outcome, should not have a material adverse effect on Pure's financial position or liquidity, but could adversely impact results of operations in a given reporting period unless the matter is resolved prior to May 2002 (end of Hallwood merger allocation period).

         Other matters

         Under the terms of a partnership agreement with affiliates of International Paper (see Note 2 on the International Paper transaction), Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at June 30, 2001 is approximately $75 million. Pure, at the present, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

         Pure also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses, or judgments, are not expected to have a material adverse effect on Pure's financial condition or liquidity.

(6)      Earnings per Common Share

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                                                          Three months ended             Six months ended
                                                                              June 30,                         June 30,
                                                                     -----------------------------    -----------------------------
                                                                         2001            2000             2001            2000
                                                                     --------------  -------------    --------------   ------------
         Numerator:
              Net income and numerator for basic and diluted
              net income per common share - income available
              to common stockholders                                      $ 25,577       $ 17,022          $ 58,992       $ 30,696
                                                                     --------------  -------------    --------------   ------------

         Denominator:
              Denominator for basic net income per common
              share - weighted average common shares (a)                    50,067         38,410            50,053         35,559

              Effect of dilutive securities - employee stock
              options not subject to "put" right                               338             31               305             16

              Dilutive effect of officers' stock options
              subject to the "put" right under employment/
              severance agreements (Note 5)                                  1,006             15             1,042              7

              Dilutive effect of officers' individual common
              stock held subject to the "put" right under
              employment/severance agreements (Note 5)                           -            181                99             91
                                                                     --------------  -------------    --------------   ------------

              Denominator for diluted net income per common
              share - adjusted weighted average common shares
              and assumed conversions                                       51,411         38,637            51,499         35,673
                                                                     ==============  =============    ==============   ============

              Basic net income per common share                           $   0.51       $   0.44          $   1.18       $   0.86
                                                                     ==============  =============    ==============   ============

              Diluted net income per common share                         $   0.50       $   0.44          $   1.15       $   0.86
                                                                     ==============  =============    ==============   ============

__________
(a) Assumes that the common stock Union Oil received for its contribution of the Permian Basin business unit was issued and outstanding since January 1, 2000.

       Employee stock options to purchase 5,744,104 and 4,947,363 shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but only 3,986,364 and 4,015,500 for the three and six months ended June 30, 2001, respectively, and 4,361,442 for the three and six months ended June 30, 2000 were included in the computation of diluted net income per common share due to the average market price of Pure common stock being greater than the option price. The remaining 1,757,740 and 585,921 shares for the three months ended June 30, 2001 and 2000, respectively, and 1,728,604 and 585,921 shares for the six months ended June 30, 2001 and 2000, respectively, were anti-dilutive due to
(a) the option price being greater than the average market price of the common stock of Pure or (b) the assumed proceeds under the treasury stock method derived more shares being repurchased than the related options.


(7)      Incentive Plans

         Pure 1999 Incentive Plan

         Pure's board of directors adopted, and Union Oil as sole stockholder of Pure (at that time) approved, the Pure 1999 Incentive Plan. The plan provides that Pure may grant awards of Pure common stock under the Pure 1999 Incentive Plan. The awards under the Pure 1999 Incentive Plan include (a) stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code, (b) stock appreciation rights, or "SARs", (c) cash awards, (d) stock awards and (e) performance awards. These awards, other than cash awards, may be settled in shares of restricted or unrestricted common stock of Pure.

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

         The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of June 30, 2001:

             Common stock outstanding                                                       50,156,089
             Options awarded under the Pure 1999 Incentive Plan                              5,277,776
             Assumed options from Titan                                                        458,011
             Options exercised                                                                (153,760)
             Options cancelled/forfeited                                                      (163,423)
                                                                                           -----------
             Common stock equivalents                                                       55,574,693
                                                                                           ===========


             Maximum shares/options allowed under the Pure 1999 Incentive Plan               6,668,963

             Less:   Outstanding awards under the Pure 1999 Incentive Plan                  (5,362,228)
                     Outstanding options under the Titan Plans                                (381,876)
                                                                                           -----------
             Shares/options available for future grant                                         924,859
                                                                                           ===========

(8)      Other Current Liabilities

         The other current liabilities consist of the following (in thousands):

                                                                       June 30,       December 31,
                                                                         2001             2000
                                                                     -------------    ------------
                                                                      (Unaudited)
            Accrued oil and gas production expenses                  $      41,886    $     20,923
            Income taxes payable                                            14,779           3,298
            Accrued interest payable                                         1,800             904
                                                                     -------------    ------------
                                                                     $      58,465    $     25,125
                                                                     =============    ============

(9)      Exploration and Abandonment

         Exploration and abandonment expense consists of the following (in thousands):

                                                       Three months ended        Six months ended
                                                            June 30,                 June 30,
                                                      --------------------     ---------------------
                                                        2001        2000         2001        2000
                                                      --------    --------     --------    ---------
             Geological and geophysical staff         $  1,863    $    596     $  3,301    $     860
             Exploratory dry hole costs                  3,662         271        4,043        1,389
             Impaired unproved properties                  345         423          718          768
             Seismic costs                                 326           9          926            9
             Other                                         269          49          818           52
                                                      --------   ---------     --------    ---------
                                                      $  6,465   $   1,348     $  9,806    $   3,078
                                                      ========   =========     ========    =========

(10)   Comprehensive Income

                                                                            Three months ended        Six months ended
                                                                                 June 30,                 June 30,
                                                                           --------------------     ---------------------
                                                                             2001        2000         2001        2000
                                                                           --------    --------     --------    ---------
                                                                                           (in thousands)
    Net income                                                             $ 25,577    $ 17,022     $ 58,992    $ 30,696


       Cumulative effect of accounting change
          for SFAS No. 133 adoption (a)                                           -           -      (11,364)          -
       Reclassification adjustment for settled hedging contracts (b)          2,025           -       10,682           -
       Changes in fair value of cash flow hedges (c)                         16,958           -       18,539           -
                                                                           --------    --------     --------    --------

    Comprehensive income                                                   $ 44,560    $ 17,022     $ 76,849    $ 30,696
                                                                           ========    ========     ========    ========

    ___________

          (a) Net of tax of:                                               $      -    $      -     $  6,119    $      -
          (b) Net of tax of:                                               $ (1,090)   $      -     $ (5,752)   $      -
          (c) Net of tax of:                                               $ (9,125)   $      -     $(10,114)   $      -

(11)  Derivative Financial Instruments

         As of January 1, 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. These standards require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments which are not designated and qualify as effective hedges or are defined by SFAS No. 133 as being "fair value hedges" are recorded in earnings as the changes occur. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The effectiveness of hedges are measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness of a portion of a derivative contract, as defined by SFAS No. 133, is recognized immediately in earnings. All of Pure's commodity price derivatives are designated as cash flow hedges.

         Adoption of SFAS No. 133, resulted in recording a $17.5 million, ($11.4 million net of tax) decline in fair value to accumulated other comprehensive income. At June 30, 2001, the estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $14.1 million, net of tax. For the three months ended June 30, 2001, other income includes approximately $172,000 of gain from changes in fair value of derivatives not qualifying as hedges and approximately $17,000 of loss from the ineffective portion of the cash flow hedges. For the six months ended June 30, 2001, other income includes approximately $981,000 of gain from changes in fair value of derivatives not qualifying as hedges and approximately $375,000 of gain from the ineffective portion of the cash flow hedges.


         Commodity Derivatives

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

         The following table sets forth the future volumes by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at June 30, 2001:

                                                                                   2001                2002
                                                                              ---------------    ----------------
              Gas related derivatives:
                 Collar and swap options:
                    Volume (MMBtu)                                              11,265,500           5,139,870
                    Index price per MMBtu (floor-ceiling prices)              $ 1.56 - $7.03      $ 2.08 - $ 3.95

              Oil related derivatives:
                 Collar and swap options:
                    Volume (Bbls)                                                1,063,520            673,000
                    Index price per Bbl (floor-ceiling prices)                $20.91 - $30.68     $24.00 - $28.56

         The index price for the natural gas collars and swaps settles based on either a NYMEX Henry hub, San Juan Basin hub, Rocky Mountain hub or a Gulf Coast hub. The oil collars and swaps settle based on the prices for West Texas Intermediate on NYMEX.

         As a result of the Hallwood merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Hallwood which resulted in a liability of approximately $31.2 million. At June 30, 2001, the above table includes oil and gas derivatives acquired in the Hallwood merger for the remainder of 2001 and 2002 (a) 5,425,500 and 5,139,870 MMBtu's of natural gas at index prices (floor - ceiling) of $1.56 - $4.64 and $2.08 - $3.95 per MMBtu and (b) 143,250 and 73,000 Bbls of oil at index prices (floor - ceiling) of $20.91 - $28.95 and $24.25 - $24.25 per Bbl, respectively.

         As a result of the Titan merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Titan which resulted in a liability of approximately $19.3 million (see Note 2). The deferred commodity hedges amount will be amortized as a non-cash benefit to oil and gas revenues over the remaining term of the hedges as the related production takes place.

         In July 2001, Pure entered into two costless collars totaling 40,000 MMBtu per day of its natural gas for the production months November 2001 to April 2002. The floor price is $3.25 per MMBtu and the ceiling price is $4.07 per MMBtu.

         Interest Rate Derivatives

         At June 30, 2001, Pure has $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004. These derivative contracts do not qualify as cash flow hedges as a result of the mismatch of maturities with Pure's debt instruments and, accordingly, will be marked-to-market each reporting period.

(12)  Related Party Transactions


      In 2001, Pure entered into a Joint Development Agreement ("JDA") to explore a designated prospect area with a group of industry partners, one of which is an officer and director of Pure. The properties associated with the JDA represent assets owned by the industry partners and the officer prior to his employment with Pure and its predecessor entities. The officer has a 6.25% interest in the JDA. The terms of the JDA are comparable to those in the industry and would be reached in an arms-length transaction with a third party. Pure paid such officer approximately $13,500 for reimbursement of prospect costs. Pure is carrying these industry partners, excluding the officer, in the drilling of the first well in the JDA, subject to various other provisions of the JDA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Hallwood Merger

        On March 30, 2001, Pure and Hallwood Energy Corporation ("Hallwood") announced the signing of a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure, would acquire all the outstanding shares of common stock of Hallwood at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood. Total purchase price for the transaction is estimated to be approximately $271 million, including assumed debt.

        On May 8, 2001, Pure accepted for payment approximately 85% of the common stock and 78% of the preferred stock of Hallwood. On May 30, 2001, after completion of a subsequent tender offer period, Pure completed the acquisition of the remaining common and preferred shares through consummation of the cash merger. The results of operations of Hallwood have been included in Pure's since May 1, 2001.

International Paper Transaction

        On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests, for approximately $261 million, subject to adjustment, for cash plus $5.2 million in transaction costs. The transaction was funded from Pure's credit facilities.

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


Impact of Commodity Prices

       Our revenues, operating results and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in the oil and natural gas markets has remained prevalent in the last few years. During 1998 and through the first quarter of 1999, we experienced a decline in energy commodity prices. The average prices received by producers in all our core areas have risen sharply in 2001 and 2000 compared to 1999. At December 31, 2000, the NYMEX prices for crude oil and natural gas were $26.80 per barrel and $9.78 per Mcf, respectively. In perspective, at June 30, 2001, the NYMEX prices for crude oil and natural gas were $26.25 per barrel and $3.18 per Mcf, respectively. As indicated by these price movements, oil and natural gas prices remain subject to volatility, and could decline again.

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

       Mr. Hightower's employment agreement and the Pure officer severance agreements entitle covered Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal Corporation ("Unocal") and in some circumstances following termination of employment. On June 30, 2001, when the trading price of Pure common stock was $18.00 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements, was estimated at approximately $28.90. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

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

Operating Data

                                                                           Three months ended                  Six months ended
                                                                                 June 30,                           June 30,
                                                                         -------------------------      --------------------------
                                                                           2001            2000           2001            2000
                                                                         ---------      ----------      ----------    -----------
Production:
   Oil and condensate (MBbls)...........................................     1,947          1,113           3,757         2,039
   Natural gas (MMcf)...................................................    20,973          8,523          35,692        15,679
   Total (MBOE).........................................................     5,443          2,534           9,705         4,652

Average daily production
   Oil and condensate (Bbls)............................................    21,398         12,231          20,756        11,205
   Natural gas (Mcf)....................................................   230,472         93,662         197,192        86,150
   Total (BOE)..........................................................    59,810         27,841          53,621        25,564

Average sales price per unit (excluding effects of hedging):
   Oil and condensate (per Bbl).........................................  $  24.42       $  27.83        $  25.85       $ 27.98
   Natural gas (per Mcf)................................................  $   4.12       $   2.94        $   4.83       $  2.64
   Total (per BOE)......................................................  $  24.62       $  22.12        $  27.76       $ 21.16

Average sales price per unit (including effects of hedging):
   Oil and condensate (per Bbl).........................................  $  24.02       $  27.54        $  25.46       $ 27.83
   Natural gas (per Mcf)................................................  $   4.13       $   2.94        $   4.60       $  2.64
   Total (per BOE)......................................................  $  24.51       $  21.99        $  26.77       $ 21.09

Expenses per BOE:
   Production costs, excluding production and other taxes...............  $   3.99       $   4.14        $   3.90       $  3.72
   Production and other taxes...........................................  $   1.71       $   2.03        $   1.93       $  1.76
   General and administrative...........................................  $   1.61       $   0.90        $   1.54       $  0.67
   Depletion, depreciation and amortization.............................  $   6.75       $   3.73        $   6.29       $  3.73

Results of Operations

         Pure completed the Titan merger in May 2000, the IP Transaction in January 2001 and the Hallwood Merger in May 2001. The results of operations and cash flows for Pure include (a) Titan since June 2000, (b) the IP Transaction since February 2001 and (c) the Hallwood Merger since May 2001.

         Three Months Ended June 30, 2001 as compared to Three Months Ended June 30, 2000

         Pure's revenues from the sale of oil and natural gas were $46.8 million and $86.7 million for the three months ended June 30, 2001 and $30.6 million and $25.1 million for the three months ended June 30, 2000, respectively. Compared with 2000, Pure's average oil sales prices decreased by $3.52 per Bbl, or 13%, while average gas sales prices increased by $1.19 per Mcf, or 40%. The increase in production of 2.9 million BOE in 2001 is primarily the result of the Titan merger, IP Transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The Titan, IP Transaction and Hallwood merger properties contributed approximately 3.1 million BOE of production in the second quarter of 2001.

         Pure's oil and gas production expenses excluding production and other taxes were $21.7 million ($3.99 per BOE) and $10.5 million ($4.14 per BOE) for the three months ended June 30, 2001 and 2000, respectively. Production expenses increased $11.2 million which is primarily the result of (a) production costs from the Titan properties of $6.6 million, IP Transaction properties of $2.8 million and Hallwood merger properties of $2.7 million, (b) significant increases in the costs of services and products and (c) decrease of $300,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the Titan merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

         Production and other taxes were $9.3 million ($1.71 per BOE) and $5.1 million ($2.03 per BOE) for the three months ended June 30, 2001 and 2000, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger, the IP Transaction and the Hallwood merger.

         General and administrative expenses were $8.8 million ($1.61 per BOE) and $2.3 million ($.90 per BOE) for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses increased as a result of
(a) the Titan merger, the IP Transaction and the Hallwood merger, (b) subsequent to the Titan merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by a $600,000 decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

         Depletion, depreciation, and amortization expense (DD&A) was $36.7 million ($6.75 per BOE) and $9.5 million ($3.73 per BOE) for the three months ended June 30, 2001 and 2000, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the Titan merger, the IP Transaction and the Hallwood merger for the three months ended June 30, 2001. The increase in the per unit amount is primarily attributable to per unit acquisition costs from the IP Transaction and Hallwood merger.

         Pure's exploration and abandonment expense was $6.5 million and $1.3 million for the three months ended June 30, 2001 and 2000, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the Titan merger, the IP Transaction and the Hallwood merger, (b) exploratory dry hole costs and (c) offset by a $100,000 decrease in Union Oil's indirect costs between periods.

         In 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program, (b) the IP Transaction that closed in January 2001 and (c) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued 7.125% fixed rate Senior Notes which will have future effects on interest expense depending on the costs of floating rate debt. Interest expense in 2000 was due primarily to the assumption of debt in the Titan merger.

         In 2001, other income (expense) includes $155,000 of gain attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No. 133. In 2000, other expense primarily relates to transitional type costs associated with the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the Titan merger.

         Income tax expense was $12.5 million and $9.2 million for the three months ended June 30, 2001 and 2000, respectively. Income tax expense increased due to increased earnings between periods.


         Six Months Ended June 30, 2001 as compared to Six Months Ended June 30, 2000

         Pure's revenues from the sale of oil and natural gas were $95.6 million and $164.1 million for the six months ended June 30, 2001 and $56.7 million and $41.4 million for the six months ended June 30, 2000, respectively. Compared with 2000, Pure's average oil sales prices decreased by $2.37 per Bbl, or 8%, while average gas sales prices increased by $1.96 per Mcf, or 74%. The increase in production of 5.1 million BOE in 2001 is primarily the result of the Titan merger, IP Transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The Titan, IP Transaction and Hallwood merger properties contributed approximately 5.1 million BOE of production in 2001.

         Pure's oil and gas production expenses excluding production and other taxes were $37.8 million ($3.90 per BOE) and $17.3 million ($3.72 per BOE) for the six months ended June 30, 2001 and 2000, respectively. Production expenses increased $20.5 million which is primarily the result of (a) production costs from the Titan properties of $12.4 million, IP Transaction properties of $4.6 million and Hallwood merger properties of $2.7 million, (b) significant increases in the costs of services and products and (c) decrease of $600,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the Titan merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

         Production and other taxes were $18.7 million ($1.93 per BOE) and $8.2 million ($1.76 per BOE) for the six months ended June 30, 2001 and 2000, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger, the IP Transaction and the Hallwood merger.

         General and administrative expenses were $15.0 million ($1.54 per BOE) and $3.1 million ($.67 per BOE) for the six months ended June 30, 2001 and 2000, respectively. General and administrative expenses increased as a result of (a) the Titan merger, the IP Transaction and Hallwood merger, (b) subsequent to the Titan merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by a $1.4 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

         Depletion, depreciation, and amortization expense (DD&A) was $61.0 million ($6.29 per BOE) and $17.4 million ($3.73 per BOE) for the six months ended June 30, 2001 and 2000, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the Titan merger, the IP Transaction and Hallwood merger for the six months ended June 30, 2001. The increase in the per unit amount is primarily attributable to per unit acquisition costs from the IP Transaction and Hallwood merger.

         Pure's exploration and abandonment expense was $9.8 million and $3.1 million for the six months ended June 30, 2001 and 2000, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the Titan merger, the IP Transaction and Hallwood merger, (b) exploratory dry hole costs, (c) seismic costs and (d) offset by a $200,000 decrease in Union Oil's indirect costs between periods.

         In 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program, (b) the IP Transaction that closed in January 2001 and (c) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued 7.125% fixed rate Senior Notes which will have future effects on interest expense depending on the costs of floating rate debt. Interest expense in 2000 was due primarily to the assumption of debt in the Titan merger.

         In 2001, other income (expense) includes $1.4 million of gain attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No.
133. In 2000, other expense primarily relates to transitional type costs associated with the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the Titan merger.

         Income tax expense was $30.6 million and $16.5 million for the six months ended June 30, 2001 and 2000, respectively. Income tax expense increased due to increased earnings between periods.

Liquidity and Capital Resources

         Pure's primary capital resources are net cash flows provided by operating activities and the availability under the Credit Agreements, of which approximately $282 million was available at June 30, 2001. In June 2001, Pure completed the issuance of 7.125% Senior Notes due in 2011, the proceeds from which were used to pay off the interim financing for the Hallwood merger and reduce existing borrowings under the Credit Agreements. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs. When appropriate, Pure would consider use of debt and equity financing, non-recourse transactions and asset sales.

         Pure's primary source of capital resources prior to the merger was its cash flow from operations. Pure's other source of capital resources prior to the merger, if needed, was infusion of funds from Union Oil. All financing activities for Pure prior to the closing of the merger were performed at the corporate level for Union Oil and its business units, and Union Oil has historically provided cash management services through a centralized treasury system. Pure prior to the merger maintained no cash balances and no interest had been charged or received on the cash balances transferred or received from Union Oil. Pure's net cash settlements with Union Oil were included in the owner's net investment on the balance sheets and were shown as settlements with owner in the financing activities on the consolidated statements of cash flows. The net settlements with Union Oil were $15.8 million for 2000. Subsequent to the merger, Union Oil has not provided any cash financing or cash management services to Pure.

         Net Cash Provided by Operating Activities

         Cash flow from operating activities for Pure was $84.7 million for the three months ended June 30, 2001 compared to $19.2 million for the three months ended June 30, 2000. Cash flow from operating activities for Pure was $162.5 million for the six months ended June 30, 2001 compared to $46.7 million for the six months ended June 30, 2000. The increase in net cash provided by operating activities was primarily due to increased commodity prices and production increases resulting from (a) Pure's drilling activities, (b) the Titan merger,
(c) the IP Transaction and (d) the Hallwood merger.

         Capital Expenditures

         Pure requires capital primarily for the acquisition, exploration and development of oil and gas properties as well as for general working capital needs. The following table sets forth costs incurred by Pure in its acquisition, exploration and development activities.

                                                        Three months ended             Six months ended
                                                             June 30,                       June 30,
                                                    --------------------------     -------------------------
                                                       2001           2000             2001          2000
                                                    -----------    -----------     -----------    ----------
                                                                     (in thousands of dollars)
          Property acquisition:
                  Proved                            $  299,584     $  231,756      $  568,517     $  244,393
                  Unproved                              34,451         13,297          42,065         12,684
          Exploration                                    9,361          3,435          17,200          4,536
          Development                                   47,996          7,992          86,533         19,421
                                                    -----------    -----------     -----------    -----------
                  Total costs incurred              $  391,392     $  256,480      $  714,315     $  281,034
                                                    ===========    ===========     ===========    ===========

         For 2001, Pure's initial capital budget was approximately $160 million. With the IP Transaction and the Hallwood merger, the capital budget has increased to $241 million ($230 million of which is the exploration and production budget). The revised budget is comprised of approximately (a) $83 million in development projects, (b) $62 million in exploration projects, (c) $62 million in probable/possible projects, (d) $23 million to acquire additional acreage and seismic data and (e) $11 million in other corporate items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data,
(ii) the availability of sufficient capital resources by Pure and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of Pure, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

         While Pure regularly engages in discussions relating to potential acquisitions of oil and gas properties, Pure has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business.

         Credit Agreement

         In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank") and First Union National Bank. The Credit Agreements are comprised of (a) a $250 million five-year revolving credit facility ("Revolver"), with current commitments of $235 million, and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with current commitments of $235 million. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver on September 28, 2001 will be converted to a term loan whose outstanding amounts are due and payable in full on September 29, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit. At June 30, 2001, there was outstanding principal of $167.8 million under the Revolver and $20.0 million under the 364 Revolver. Pure is presently negotiating the extension of the 364 Revolver.

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

         7.125% Senior Notes

       In June 2001, Pure issued $350 million in unsecured senior notes which bear interest at 7.125% ("Senior Notes"). The Senior Notes were issued at a discount to their face value which resulted in the Senior Notes having a yield of 7.232%. The Senior Notes pay interest each June 15 and December 15 beginning in December 2001. The maturity date of the Senior Notes is June 15, 2011. Pure has the right to redeem the Senior Notes at any time for an amount equal to the principal plus a make-whole premium.

       The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Pure. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Credit Agreements and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

       The Senior Notes indenture contains covenants which include limitations on (a) liens, (b) sale/leaseback transactions and (c) mergers and consolidations. Pursuant to a registration rights agreement, Pure is required to file an exchange offer registration statement with respect to an offer to exchange the Senior Notes for a new, registered issue of Senior Notes.

         Liquidity and Working Capital

         At June 30, 2001, Pure had $14.9 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was 0.70 and 1.05 at June 30, 2001 and December 31, 2000, respectively. Pure maintains relatively low cash levels for cash management purposes. Pure, at June 30, 2001, had availability under its Credit Agreement to fund any working capital deficit, if any.

         Working Capital Revolver

         In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At June 30, 2001, there was no outstanding principal under the Working Capital Revolver.

Other Matters

         Stock Options and Compensation Expense

         Pure has issued options as of June 30, 2001 to officers and non-officers to purchase 5,362,228 shares of Pure common stock. Certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $2.9 million related to non-officer options and will expense the amount over a four-year period. In the six months of 2001 and in the year 2000, Pure expensed approximately $336,000 and $600,000, respectively, related to these options. The options related to officers are subject to the "put right" discussed in the following paragraph.

         As discussed in Note 5 of the Notes to Consolidated Financial Statements, officers of Pure have the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger in exchange for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata pre-tax amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $144.4 million reflected in the consolidated balance sheet at June 30, 2001, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of June 30, 2001, Pure recorded approximately $93.8 million of deferred compensation, of which it recognized amortization expense of approximately $5.8 million and $18.3 million for the three and six months ended June 30, 2001, respectively, and $14.8 million for the year 2000, respectively. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

         Disclosure about Market Risk

         Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At June 30, 2001, Pure had hedging transactions with respect to approximately 11,265,500 and 5,139,870 MMBtu of its future 2001 and 2002 estimated natural gas production, respectively, and 1,063,520 and 673,000 barrels of its future 2001 and 2002 estimated crude oil production, respectively. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

         In July 2001, Pure entered into two costless collars totaling 40,000 MMBtu per day of its natural gas for the production months November 2001 to April 2002. The floor price is $3.25 per MMBtu and the ceiling price is $4.07 per MMBtu.

         At June 30, 2001, Pure had $37.5 million in notional principal of fixed for floating interest rate swaps, which was acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004.

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

         Recently Adopted and Issued Accounting Pronouncements

         As of January 1, 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. These standards require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments which are not designated and qualify as effective hedges or are defined by SFAS No. 133 as being "fair value hedges" are recorded in earnings as the changes occur. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The effectiveness of hedges are measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness of a portion of a derivative contract, as defined by SFAS No. 133, is recognized immediately in earnings. All of Pure's commodity price derivatives are designated as cash flow hedges. See Note 11 of Notes to Consolidated Financial Statements for additional information.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2001, there is no impact to Pure's financial statements as we have not entered into any business combinations and have not acquired goodwill.

         Also, the FASB has voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of June 30, 2001, Pure is assessing the impact on its financial statements.

Pure Unaudited Pro Forma Data

         The following reflects unaudited pro forma data related to the Contribution, the Titan merger, the IP Transaction and the Hallwood merger discussed in Note 2 of the Notes to Consolidated Financial Statements. The unaudited pro forma combined data assumes the Contribution, the Titan merger, the IP Transaction and the Hallwood merger had taken place as of January 1, 2000 with respect to the unaudited pro forma combined statements of operations and related operational data. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (dollars in thousands, except per unit amounts):

Statement of Operations Data

                                                                              Six months ended June 30,
                                                                            -----------------------------
                                                                                2001              2000
                                                                            ------------     ------------
            Total revenues                                                  $   309,142      $   229,158
            Oil and gas production costs                                        (44,931)         (40,527)
            Production and other taxes                                          (22,189)         (13,469)
            General and administrative expenses                                 (19,015)         (13,206)
            Amortization of deferred compensation                               (15,834)         (15,778)
            Exploration and abandonment costs                                   (11,644)         (10,548)
            Depreciation, depletion and amortization                            (76,927)         (70,260)
            Other expenses, net                                                 (17,610)         (24,792)
            Income tax expense                                                  (35,347)         (14,203)
            Minority interest                                                      (581)            (865)
                                                                            ------------     ------------

                                      Net income                            $    65,064      $    25,510
                                                                            ============     ============

            EBITDAX (a)                                                     $   215,818      $   158,595
                                                                            ============     ============

         These pro forma amounts in 2000 differ from those disclosed in Note 2 of the Notes to the Consolidated Financial Statements, primarily due to the elimination of merger costs incurred by Pure in 2000.

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

Operational Data

                                                                             Six months ended June 30,
                                                                            ---------------------------
                                                                               2001             2000
                                                                            ------------     ----------
            Production:
               Oil and condensate (MBbls)...................................       4,038          3,861
               Natural gas (MMcf)...........................................      43,678         46,149
               Total (MBOE).................................................      11,318         11,553

            Average sales price per unit (including effects of hedging):
               Oil and condensate (per Bbl).................................     $ 25.52        $ 25.63
               Natural gas (per Mcf)........................................     $  4.63        $  2.72
               Total (per BOE)..............................................     $ 26.98        $ 19.42

Item 3.  Quantative and Qualitative Disclosures About Market Risk

         The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of June 30, 2001, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

Quantitative Disclosures

         Commodity Price Sensitivity:

         The following table provides information about Pure's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices. See Note 11 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's commodity derivative financial instruments that are sensitive to natural gas and crude oil commodity prices.

                                                                                    2001              2002          Fair Value
                                                                                ------------      ------------    ---------------
         Natural Gas Hedge Derivatives (a):

         Collar and swap option contracts:
         Notional volumes (MMBtu)                                                 11,265,500        5,139,870       $  376,056
         Weighted average short call strike price per MMBtu (b)                 $      3.540      $     2.193
         Weighted average long put strike price per MMBtu (b)                   $      4.545      $     2.225

         Crude Oil Hedge Derivatives (a):

         Collar and swap option contracts:
         Notional Volume (Bbls)                                                    1,063,520          673,000       $ (538,870)
         Weighted average short call strike price per Bbl (c)                   $     24.900      $    24.030
         Weighted average long put strike price per Bbl (c)                     $     29.820      $    28.090

-----------------------
(a) See Note 11 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information related to hedging activities.
(b) The strike prices are based on prices of either a NYMEX Henry hub, San Juan Basin hub, Rocky Mountain hub or a Gulf Coast hub.
(c)    The strike prices are based on the prices traded on the NYMEX.

         Interest Rate Sensitivity:

         The following table provides information about Pure's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in June 2001. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's debt obligations that are sensitive to interest rates.

                                                   2002              2005             2011             Total          Fair Value
                                               -------------    --------------    -------------    --------------    --------------
                                                                     (in thousands, except interest rates)
        Debt (a):

        Variable rate debt:

             Five Year Revolver (b)                 $      -         $ 167,756          $       -         $ 167,756      $ 167,756
                  Average interest rate                    -%             5.36%                 -%

             364 Revolver (b)                       $ 20,000         $       -          $       -         $  20,000      $  20,000
                  Average interest rate                 5.60%                -%                 -%

             Working Capital Revolver (b)           $      -         $       -          $       -         $       -      $       -
                  Average interest rate                    - %               -%                 -%


        Fixed  rate debt:

             Senior Notes                           $      -         $       -          $ 350,000         $ 350,000      $ 344,107
                  Interest rate                            -%                -%             7.125%

-------------------------

(a) See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information related to debt.
(b) Lenders are The Chase Manhattan Bank and First Union National Bank and all borrowings are unsecured.

      Interest Rate Swap:

             At June 30, 2001, Pure had an interest rate swap, acquired in the Hallwood merger, as set forth below:

                      Period                                   Notional Amount     Fixed Price
        --------------------------------------                ----------------------------------
        Six months ended December 31, 2001                      $ 37,500,000              5.23%
                       2002                                     $ 37,500,000              5.23%
                       2003                                     $ 37,500,000              5.23%
        Two months ended February 29, 2004                      $ 37,500,000              5.23%

             Pure pays the fixed rate and receives a LIBOR floating rate. At June 30, 2001, the fair value of the interest rate swap was a liability of approximately $10,000.

Qualitative Disclosures

                       Derivatives and Hedging Objectives

         Pure may enter into derivative contracts to protect against commodity price risk and interest rate risk when in management's opinion it may be appropriate to support its future cash flows in the following situations:

         Commodity Price Risk:

 .   Protect Pure's cash flow relative to its near-term capital budget,
 .   Protect the economics of acquisitions,
 .   Protect the economics of price sensitive developmental projects,
 .   Protect Pure's ability to meet debt service and
 .   Protect against potential significant negative price declines.

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

         As of June 30, 2001, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Hallwood Petroleum, Inc. has been named as a defendant in a suit styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al, which was filed May 17, 2001 in the 15th Judicial District Court, Lafayette Parish, Louisiana. Lamson Petroleum Corporation seeks proceeds from the sale of gas and condensate produced and sold from units on 200 acres of land in the parish and a declaratory judgement recognizing its interest in production from the units. We are unable at this time to assess the likelihood of an unfavorable outcome. We believe the suit is without merit and shall vigorously defend against it. In our opinion, the ultimate disposition of this lawsuit, in the event of an unfavorable outcome, should not have a material adverse effect on Pure's financial position or liquidity, but could adversely impact results of operations in a given reporting period unless the matter is resolved prior to May 2002 (end of Hallwood merger allocation period).

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Pure was held at 10:00 a.m., local time, on Wednesday, May 9, 2001.


         (b) Proxies were solicited by the Board of Directors of Pure pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 50,042,141 shares of common stock of Pure outstanding and entitled to vote, 48,689,216 shares were present in person or by proxy, representing approximately 97%. The only matters voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, were the election of directors of Pure and the approval of the selection of the independent auditors for Pure for 2001. The results were as follows:

              1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                                       Number of Shares Voting
                                                              -----------------------------------------
                                                                    For               Withholding
                                                                Election as      Authority to Vote for
                             Nominees                             Director       Election as Director
                             --------                         ---------------   -----------------------
                    Jack D. Hightower                             47,634,438               1,054,778
                    George G. Staley                              47,616,797               1,072,419
                    Darrell D. Chessum                            47,622,405               1,066,811
                    Keith A. Covington                            48,655,542                  33,674
                    Graydon H. Laughbaum, Jr.                     48,650,218                  38,998
                    Timothy H. Ling                               47,579,438               1,109,778
                    H D Maxwell                                   48,650,217                  38,999
                    Herbert C. Williamson, III                    48,655,627                  33,589


              2. To approve the selection by the Board of Directors, of the firm of KPMG LLP as independent auditors for the Company for 2001.

                   For                    48,685,604
                   Against                     1,273
                   Abstain                     2,339

         (d)  Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

         2.1 Agreement and Plan of Merger by and among Pure Resources, Inc., Pure Resources II, Inc. and Hallwood Energy Corporation dated as of March 29, 2001 (incorporated herein by reference to Exhibit 99.(d)(1) to the Schedule TO filed by Pure Resources II, Inc., Titan Exploration, Inc., Pure Resources, Inc., Union Oil Company of California and Unocal Corporation on April 10, 2001).
        10.1 Agreement and Plan of Merger, dated as of March 29, 2001, among Pure Resources, Inc., Pure Resources II, Inc. and Hallwood Energy Corporation (filed as Exhibit (d)(1) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).
        10.2 Stockholders Agreement by and among Pure Resources, Inc., Pure Resources II, Inc. and certain stockholders of Hallwood Energy Corporation dated as of March 29, 2001 (filed as Exhibit (d)(2) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).
        10.3 Noncompetition Agreement by and among Pure Resources, Inc., Hallwood Energy Corporation and The Hallwood Group Incorporated dated as of March 29, 2001 (filed as Exhibit (d)(3) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).
        10.4 Stock Option Agreement by and among Hallwood Energy Corporation, Pure Resources, Inc. and Pure Resources II, Inc. dated as of March 29, 2001 (filed as Exhibit (d)(4) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).
        10.5 Credit Agreement, dated May 8, 2001, among Pure Resources, Inc., the Lenders party hereto, Credit Suisse First Boston, as Administrative Agent, First Union Nation Bank, as Syndication Agent, and BNP Paribas, as Documentation Agent (filed as Exhibit
               10.1 to Pure Resources, Inc. Current Report on Form 8-K/A Amendment No. 1 (date of report: May 9, 2001) filed on June 1, 2001, and incorporated herein by reference).
        10.6 First Amendment, dated February 28, 2001, to Credit Agreement (364-Day Revolving Credit Facility) dated as of September 29, 2001 among Pure Resources, Inc., the lenders party thereto, and The Chase Manhattan Bank, individually, as Issuing Bank and Administrative Agent (filed as Exhibit 10.2 to Pure Resources, Inc. Current Report on Form 8-K/A Amendment No. 1 (date of report: May 9, 2001) filed on June 1, 2001, and incorporated herein by reference).
        10.7 First Amendment, dated February 28, 2001, to Credit Agreement (Five-Year Revolving Credit Facility) dated as of September 29, 2000 among Pure Resources, Inc., the lenders party thereto, and The Chase Manhattan Bank, individually, as Issuing Bank and Administrative Agent (filed as Exhibit 10.3 to Pure Resources, Inc. Current Report on Form 8-K/A Amendment No. 1 (date of report: May 9, 2001) filed on June 1, 2001, and incorporated herein by reference).
        10.8* Joint Development Agreement, effective date: January 30, 2001, by and between Pure Resources, and F. H. Mills, Jr., Lon Slaughter, and George G. Staley.
        10.9* Indenture of the $350,000,000 Series A and Series B 7.125% Notes Due 2001, dated June 8, 2001, by and among Pure Resources, Inc., as issuer, The Guarantors, as guarantors, and First Union National Bank as trustee.
       10.10* Registration Rights Agreement, dated June 5, 2001, by and between Pure Resources, Inc. and Credit Suisse First Boston Corporation, First Union Securities, BNP Paribas Securities Corp., Fleet Securities, Inc., Credit Lyonnais Securities (USA) Inc., BNY Capital Markets, Inc., and Wells Fargo Brokerage, LLC.
       10.11*  7.125% Series A Note Due 2011 of Pure Resources, Inc.
       10.12* Purchase Agreement, dated June 5, 2001, for $350,000,000 of Pure Resources, Inc.'s 7.125% Senior Notes Due 2011 to Credit Suisse First Boston Corporation, First Union Securities, BNP Paribas Securities Corp., Fleet Securities, Inc., Credit Lyonnais Securities (USA) Inc., BNY Capital Markets, Inc., and Wells Fargo Brokerage, LLC.

       -------
       * Filed herewith

(b) Reports Submitted on Form 8-K:

       1. Form 8-K/A Amendment No. 1 filed on April 16, 2001 (date of event January 31, 2001) reporting the acquisition of oil and gas properties, fee mineral and royalty interests from International Paper Company and certain general and limited partnership interests and including the required historical and pro forma financial information.

       2. Form 8-K filed on May 23, 2001 (date of event May 9, 2001) reporting the cash acquisition of the common and preferred stock of Hallwood Energy Corporation.

       3. Form 8-K/A Amendment No. 1 filed on June 1, 2001 (date of event May 9, 2001) reporting the cash acquisition of the common and preferred stock of Hallwood Energy Corporation and including the required historical and pro forma financial information.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PURE RESOURCES, INC.



                                       By: /s /Jack Hightower
                                           -------------------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer



                                       By: /s/ William K. White
                                           -------------------------------------
                                           William K. White
                                           Vice President and Chief Financial
                                             Officer

Date: August 14, 2001