Form 10-Q
period 2001-09-30
PURE RESOURCES INC
filed 2001-11-14
CIK 1109860

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ---------------------------------------------
                                   FORM 10-Q
                 ---------------------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2001
                                      or

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


                                (915) 498-8600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     As of November 6, 2001, 50,162,156 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

Forward Looking Information and Risk Factors.......................................................   1

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

         Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and
           December 31, 2000.......................................................................   3
         Unaudited Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30, 2001 and 2000.........................   5
         Unaudited Consolidated Statements of Cash Flows
           for the Three and Nine Months Ended September 30, 2001 and 2000.........................   6
         Notes to Consolidated Financial Statements................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  23
         -------------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................  33
         ----------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................  37
         -----------------

Item 2.  Changes in Securities and Use of Proceeds.................................................  37
         -----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.......................................  37
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K..........................................................  37
         --------------------------------

         Signatures................................................................................  38

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

                             Pure Resources, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                    ASSETS

                                                                      September 30,     December 31,
                                                                           2001             2000
                                                                      -------------     ------------
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                              $   10,013       $    3,325
  Accounts receivable:
    Oil and gas                                                              35,568           46,749
    Other                                                                    18,432            1,702
  Fair value of derivatives (Note 11)                                         9,783                -
  Prepaid expenses and other current assets                                   3,876              883
                                                                      -------------     ------------
        Total current assets                                                 77,672           52,659
                                                                      -------------     ------------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
   efforts method of accounting:
    Proved properties                                                     1,871,575        1,140,209
    Unproved properties                                                      66,917           21,743
  Accumulated depletion, depreciation and amortization                     (675,417)        (577,532)
                                                                      -------------     ------------
                                                                          1,263,075          584,420
                                                                      -------------     ------------

Other property and equipment, net                                            16,692            6,449

Deferred compensation (Note 5)                                               39,160           63,903

Receivables for under-delivered gas                                           6,114           10,274

Other assets, net                                                             5,301            1,410
                                                                      -------------     ------------
                                                                         $1,408,014       $  719,115
                                                                      =============     ============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
                          Consolidated Balance Sheets
                            (dollars in thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                September 30,     December 31,
                                                                                                     2001             2000
                                                                                                -------------     ------------
                                                                                                 (Unaudited)
Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                                                                          $   27,218         $ 18,228
    Fair value of derivatives and deferred commodity hedges (Note 11)                                       -            6,781
    Other (Note 8)                                                                                     75,884           25,125
                                                                                                -------------     ------------
           Total current liabilities                                                                  103,102           50,134
                                                                                                -------------     ------------
Long-term debt                                                                                        535,193           68,000

Liabilities for over-delivered gas                                                                     11,225           17,791

Accrued abandonment, restoration and environmental liabilities                                         17,582           14,331

Fair value of derivatives (Note 11)                                                                     2,524                -

Deferred income taxes                                                                                 124,422           55,456

Other liabilities                                                                                       5,371                -

Common stock subject to repurchase (Note 5)                                                           114,448          135,617

Minority interest                                                                                       5,839                -

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
   none issued and outstanding                                                                              -                -
  Common stock, $.01 par value, 200,000,000 shares authorized;
   50,162,156 and 50,037,402 shares issued and outstanding at
   September 30, 2001 and December 31, 2000, respectively                                                 502              500
   Additional paid-in capital                                                                         339,641          326,827
   Notes receivable -affiliates                                                                        (7,273)          (6,952)
   Deferred compensation (Note 5)                                                                      (1,792)          (2,296)
   Accumulated other comprehensive income                                                              16,248                -
   Retained earnings                                                                                  140,982           59,707
                                                                                                -------------     ------------
           Total stockholders' equity                                                                 488,308          377,786
                                                                                                -------------     ------------
   Commitments and contingencies (Note 5)                                                          $1,408,014         $719,115
                                                                                                =============     ============

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
                Unaudited Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                            Three months ended         Nine months ended
                                                                               September 30,              September 30,
                                                                           --------------------       --------------------
                                                                             2001        2000           2001        2000
                                                                           --------    --------       --------    --------
Revenues:
  Oil sales                                                                $ 51,196    $ 48,071       $146,827    $104,817
  Gas sales                                                                  73,794      41,968        237,938      83,343
  Other operating                                                             1,655           -          1,655           -
  Gain on sale of assets                                                        134          53            584       1,303
                                                                           --------    --------       --------    --------
      Total revenues                                                        126,779      90,092        387,004     189,463
                                                                           --------    --------       --------    --------
Expenses:
  Oil and gas production                                                     23,240      14,638         61,062      31,930
  Production and other taxes                                                  8,586       6,179         27,296      14,381
  General and administrative                                                  6,071       4,055         21,027       7,177
  Amortization of deferred compensation
   (general and administrative)                                              (2,520)      5,121         16,166       6,148
  Exploration and abandonment (Note 9)                                       10,734       6,570         20,539       9,648
  Depletion, depreciation and amortization                                   41,517      13,691        102,558      31,041
                                                                           --------    --------       --------    --------
      Total expenses                                                         87,628      50,254        248,648     100,325
                                                                           --------    --------       --------    --------
      Operating income                                                       39,151      39,838        138,356      89,138
                                                                           --------    --------       --------    --------
Other income (expense):
  Interest income                                                               339         170            811         202
  Interest expense                                                           (9,229)     (1,976)       (20,265)     (2,636)
  Other                                                                        (463)     (1,126)           817      (2,572)
                                                                           --------    --------       --------    --------
      Income before income taxes and minority interest                       29,798      36,906        119,719      84,132

Income tax expense                                                           (7,387)    (12,920)       (37,957)    (29,450)

Minority interest                                                              (128)          -           (487)          -
                                                                           --------    --------       --------    --------
      Net income                                                           $ 22,283    $ 23,986       $ 81,275    $ 54,682
                                                                           ========    ========       ========    ========
      Net income per share                                                 $   0.44    $   0.48       $   1.62    $   1.35
                                                                           ========    ========       ========    ========
      Net income per share - assuming dilution                             $   0.43    $   0.47       $   1.58    $   1.34
                                                                           ========    ========       ========    ========

         See accompanying notes to consolidated financial statements.

                             Pure Resources, Inc.
                Unaudited Consolidated Statements of Cash Flows
                                (in thousands)

                                                                            Three months ended                Nine months ended
                                                                              September 30,                      September 30,
                                                                          ---------------------             ----------------------
                                                                            2001         2000                  2001         2000
                                                                          --------     --------             ---------     --------
Cash flows from operating activities:
  Net income                                                              $ 22,283     $ 23,986             $  81,275     $ 54,682
  Adjustment to reconcile net income to net cash
   provided by operating activities:
    Depletion, depreciation and amortization                                41,517       13,691               102,558       31,041
    Amortization of deferred compensation                                   (2,520)       5,121                16,166        6,148
    Amortization of deferred commodity hedges                                    -       (5,831)               (6,781)      (7,822)
    Non-cash effect of derivatives                                         (11,665)           -               (10,774)           -
    Exploration and abandonments                                             4,026        4,617                 8,767        6,705
    Gain on sale of assets                                                    (134)         (53)                 (584)      (1,303)
    Deferred income taxes                                                   29,318        5,533                35,613        8,840
    Other items                                                                 87         (138)                  605         (138)
  Changes in assets and liabilities:
    Accounts receivable                                                     16,220      (11,662)               21,000      (38,410)
    Prepaid expenses and other current assets                                 (382)         (35)               (1,241)         (97)
    Receivables for under-delivered gas                                        740       (4,554)                4,159       (6,251)
    Other assets                                                              (331)        (584)               (1,181)        (584)
    Accounts payable and accrued liabilities                                (5,442)       2,083                 1,905       21,561
    Income taxes payable                                                    (9,278)       3,887                 2,203        6,887
    Fair value of derivatives                                               (1,001)           -                (2,547)           -
    Liabilities for over-delivered gas                                      (1,327)       5,638                (6,566)       7,235
    Other non-current liabilities                                                -            -                     -          (50)
                                                                          --------     --------             ---------     --------
         Total adjustments                                                  59,828       17,713               163,302       33,762
                                                                          --------     --------             ---------     --------
         Net cash provided by operating activities                          82,111       41,699               244,577       88,444
                                                                          --------     --------             ---------     --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                                       (21,123)           -              (167,706)        (659)
  Investment in oil and gas properties                                     (64,789)     (27,113)             (443,647)     (62,996)
  Additions to other property and equipment                                   (683)      (1,222)              (11,178)      (1,323)
  Proceeds from sale of assets                                                 707           95                 2,671        1,345
  Notes receivable - affiliates                                                  -           31                     -        2,846
                                                                          --------     --------             ---------     --------
         Net cash used in investing activities                             (85,888)     (28,209)             (619,860)     (60,787)
                                                                          --------     --------             ---------     --------
Cash flows from financing activities:
  Proceeds from (payments of) revolving debt, net                                -      (13,000)              119,756      (23,863)
  Proceeds from long-term debt                                                   -            -               347,354            -
  Payments of long-term debt                                                     -            -               (87,436)           -
  Exercise of stock options                                                     71          105                 1,410          407
  Cash transfer from Union Oil pursuant to merger                            1,777            -                 1,777       14,528
  Net settlements with Union Oil                                            (2,948)           -                (2,948)     (15,844)
  Other financing activities                                                   (59)           -                 2,058            -
                                                                          --------     --------             ---------     --------
         Net cash provided by (used in) financing activities                (1,159)     (12,895)              381,971      (24,772)
                                                                          --------     --------             ---------     --------
         Net increase (decrease) in cash and cash equivalents               (4,936)         595                 6,688        2,885

Cash and cash equivalents, beginning of period                              14,949        2,290                 3,325            -
                                                                          --------     --------             ---------     --------
Cash and cash equivalents, end of period                                  $ 10,013     $  2,885             $  10,013     $  2,885
                                                                          ========     ========             =========     ========

         See accompanying notes to consolidated financial statements.

                             PURE RESOURCES, INC.
                  Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)


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

     Basis of Presentation

     The accompanying consolidated financial statements, prior to the merger, are presented as a carve-out from the financial statements of Union Oil and reflect the activity related to its Permian Basin business unit during the periods presented. Certain functions were managed centrally and supported several business units of Union Oil. Effective January 1, 2000, Union Oil established procedures by which to accumulate actual costs associated only with the Permian Basin business unit. After December 31, 1999, results of operations for Pure include only actual costs that are attributable to Pure. Support costs decreased in the first and second quarter of 2000, as compared to past quarters, as a result of a reduction of support being provided from Union Oil's Sugar Land, Texas and Lafayette, Louisiana offices due to the then pending merger of the Permian Basin business unit with Titan.

     Other

     In the opinion of management, the unaudited consolidated financial statements of Pure as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

     Reclassifications

     Certain reclassifications have been made to the 2000 and first and second quarter of 2001 amounts to conform to the September 30, 2001 presentations.


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

     The preliminary purchase price (the final purchase price and related allocation is not expected to differ materially from the preliminary purchase price and related allocation) is calculated as follows (in thousands):

     Hallwood common and preferred stock                         $145,286
     Hallwood stock options and warrants                            7,603
     Assumed debt (subsequently refinanced)                        87,436
     Severance and non-compete payments                            17,920
     Estimated acquisition and other costs                         13,077
                                                                 --------

     Purchase price                                              $271,322
                                                                 ========

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

     Recorded amount of assets acquired                          $359,355
     Assumed debt                                                 (87,436)
     Deferred income taxes                                        (31,013)
     Other assumed liabilities                                    (73,200)
                                                                 --------

     Acquisition costs, net of cash acquired                     $167,706
                                                                 ========

     The other liabilities assumed include approximately (a) $38.6 million of accrued transaction costs related to stock options and warrants, severance and non-compete agreements, investment banking fees and other transaction related costs and (b) $31.2 million of fair value associated with derivative contract obligations. In July, 2001, Pure paid approximately $21.1 million related to the purchase of common and preferred stock which had previously not been tendered to the exchange agent.

     International Paper Transaction

     On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests, for approximately $261 million, subject to adjustments which totaled $4.9 million, for cash (collectively "IP Transaction"). In addition, Pure incurred approximately $5.2 million in transaction costs associated with the IP Transaction. Affiliates of International Paper own an approximate 5% interest in a partnership which holds some of the oil and gas properties involved in this transaction. The transaction was funded under Pure's Credit Agreements. Pure accounted for this transaction on the purchase method and allocated the transaction value as follows:

Partnership interests (included in oil and gas
  properties in the balance sheet)                             $244,952
Oil and gas properties                                           21,038
                                                               --------

Cash paid                                                      $265,990
                                                               ========

     Pure also acquired over 6 million gross (3.2 million net) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States (which are included in oil and gas properties above).

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

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

Recorded amount of assets acquired                             $ 275,614
Deferred income tax asset                                         27,031
Liabilities assumed                                             (150,560)
Common stock issued and stock options issued                    (151,426)
                                                               ---------

Acquisition costs, net of cash acquired                        $     659
                                                               =========

     The liabilities assumed primarily include amounts recorded for preacquisition contingencies, debt of Titan of $106.9 million, and a commodity hedge obligation of $19.3 million.

     Pro Forma Results of Operations (Unaudited)

     The following table reflects the pro forma results of operations for the nine months ended September 30, 2001 and 2000 as though the Titan merger, the Contribution, the IP Transaction and the Hallwood merger had occurred as of January 1, 2000. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data):

                                                        Nine months ended
                                                          September 30,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------
Revenues                                               $435,921   $373,400
Net income                                             $ 81,404   $ 57,808
Net income per common share                            $   1.63   $   1.16
Net income per common share - assuming dilution        $   1.59   $   1.14


(3)  Debt

     Debt consists of the following (in thousands):

                                         September 30,     December 31,
                                             2001             2000
                                         -------------     ------------
                                          (Unaudited)
Revolver                                 $           -     $     65,000
364 Revolver                                   187,756                -
Working Capital Revolver                             -            3,000
7.125% Senior Notes, Due 2011                  350,000                -
Senior Notes discount                           (2,563)               -
                                         -------------     ------------
                                         $     535,193     $     68,000
                                         =============     ============

     Line of Credit

     In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank") and First Union National Bank. The Credit Agreements are comprised of (a) a $250 million five-year revolving credit facility ("Revolver"), with current commitments of $235 million, and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with no current commitments available. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver are due and payable in full on September 29, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit. Pure is presently syndicating the refinancing of the 364 Revolver.

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

     The Senior Notes indenture contains covenants which include limitations on
(a) liens, (b) sale/leaseback transactions and (c) mergers and consolidations. Pursuant to a registration rights agreement, in November 2001 Pure completed an exchange offer pursuant to which the Senior Notes were exchanged for a new, registered issue of Senior Notes.


(4)  Accrued Abandonment, Restoration and Environmental Liabilities

     At September 30, 2001 and December 31, 2000, Pure had accrued $16.5 million and $13.2 million, respectively, for the estimated future costs to abandon and remove well equipment and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $39.8 million and $34.9 million at September 30, 2001 and December 31, 2000, respectively. This estimate is based on abandonment cost studies performed by an independent third party and estimates prepared by Pure.

     Pure's reserve for environmental remediation obligations totaled $1.1 million as of September 30, 2001 and December 31, 2000.


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

     Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where Pure is able to determine whether it is liable or, even if liability is determined to be probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of Pure's liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, recent judicial recognition of new causes of action, or other reasons.

     As discussed in Note 4, Pure had accrued $1.1 million at September 30, 2001 and December 31, 2000 for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

     Pure Resources Employment and Severance Agreements

     Under circumstances specified in the employment and/or severance agreements entered into between Pure and its officers, each covered officer has the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger or exchanged for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal Corporation ("Unocal") and other events specified in the agreements. The net asset value per share, which at September 30, 2001 was $24.34 per share, is calculated by reference to each common share's pro rata pre-tax amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $114.4 million reflected in the consolidated balance sheet at September 30, 2001, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares, and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of September 30, 2001, Pure recorded approximately $69.6 million of deferred compensation, of which it recognized amortization expense of approximately $(2.7) million and $15.6 million for the three and nine months ended September 30, 2001, respectively, and $14.8 million for the year 2000. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

     The net asset value per share of $24.34 at September 30, 2001 utilizes the funded debt levels at September 30, 2001. The assumed proceeds Pure would receive from the exercise of the options subject to the employment agreements is not used to reduce Pure's funded debt in the calculation of net asset value per share. If such assumed proceeds from the exercise of the options were used to reduce funded debt at September 30, 2001 the net asset value would be greater than $24.34 per share.

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

     Litigation

     Hallwood Petroleum, Inc. has been named as a defendant in a suit styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al, which was filed May 17, 2001 in the 15th Judicial District Court, Lafayette Parish, Louisiana. Lamson Petroleum Corporation seeks proceeds from the sale of gas and condensate produced and sold from units on 200 acres of land in the parish and a declaratory judgement recognizing its interest in production from the units. Hallwood Petroleum, Inc. and the other working interest owners in the leases involved offered to settle the matter for $250,000 (approximately 50% of this amount would be Pure's share). The settlement offer was not an admission of liability but an attempt to limit the parties' future costs to vigorously defend the matter. Lamson rejected this offer and countered with an offer to settle the matter for $25 million. All parties rejected this offer.

     We are unable at this time to assess the likelihood of an unfavorable outcome. We strongly believe the suit is without merit and shall vigorously defend against it. In our opinion, the ultimate disposition of this lawsuit in the event of an unfavorable outcome, if the matter does go to trial, should not have a material adverse effect on Pure's financial position or liquidity, but could adversely impact results of operations in a given reporting period.

     Other matters

     Under the terms of a partnership agreement with affiliates of International Paper (see Note 2 on the International Paper transaction), Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at September 30, 2001 is approximately $65 million. Pure, at the present, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

     Pure also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. On the basis of management's best assessment of the ultimate amount and timing of these events, such expenses, or judgments, are not expected to have a material adverse effect on Pure's financial condition or liquidity.

(6)  Earnings per Common Share

     The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

                                                 Three months ended           Nine months ended
                                                    September 30,                September 30,
                                                --------------------         --------------------
                                                  2001         2000            2001         2000
                                                -------      -------         -------      -------
Numerator:
    Net income and numerator for basic and
    diluted net income per common share -
    income available to common stockholders     $22,283      $23,986         $81,275      $54,682
                                                -------     --------     -----------      -------
Denominator:
    Denominator for basic net income per
    common share - weighted average common
    shares (a)                                   50,158       50,028          50,089       40,417

    Effect of dilutive securities -
    employee stock options not subject to
    "put" right                                     174          209             271           77

    Dilutive effect of officers' stock
    options subject to the "put" right
    under employment/severance agreements
    (Note 5)                                      1,082          270             983          125

    Dilutive effect of officers'
    individual common stock held subject
    to the "put" right under
    employment/severance agreements (Note 5)        186          576               -          313
                                                -------     --------     -----------      -------
    Denominator for diluted net income per
    common share - adjusted weighted
    average common shares and assumed
    conversions                                  51,600       51,083          51,343       40,932
                                                =======     ========     ===========      =======

    Basic net income per common share           $  0.44      $  0.48         $  1.62      $  1.35
                                                =======     ========     ===========      =======

    Diluted net income per common share         $  0.43      $  0.47         $  1.58      $  1.34
                                                =======     ========     ===========      =======

-------------
(a) Assumes that the common stock Union Oil received for its contribution of the Permian Basin business unit was issued and outstanding since January 1, 2000.

     Employee stock options to purchase 5,717,987 and 5,035,928 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but only 4,422,174 and 4,039,360 for the three and nine months ended September 30, 2001, respectively, and 4,764,660 and 4,754,660 for the three and nine months ended September 30, 2000 were included in the computation of diluted net income per common share due to the average market price of Pure common stock being greater than the option price. The remaining 1,295,813 and 271,268 shares for the three months ended September 30, 2001 and 2000, respectively, and 1,678,627 and 281,268 shares for the nine months ended September 30, 2001 and 2000, respectively, were anti-dilutive due to (a) the option price being greater than the average market price of the common stock of Pure or (b) the assumed proceeds under the treasury stock method derived more shares being repurchased than the related options.


(7)  Incentive Plans

     Pure 1999 Incentive Plan

     Pure's board of directors adopted, and Union Oil as sole stockholder of Pure (at that time) approved, the Pure 1999 Incentive Plan. The plan provides that Pure may grant awards of Pure common stock under the Pure 1999 Incentive

Plan. The awards under the Pure 1999 Incentive Plan include (a) stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code, (b) stock appreciation rights, or "SARs", (c) cash awards, (d) stock awards and (e) performance awards. These awards, other than cash awards, may be settl ed in shares of restricted or unrestricted common stock of Pure.

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

     The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of September 30, 2001:

     Common stock outstanding                                       50,162,156
     Options awarded under the Pure 1999 Incentive Plan              5,641,276
     Assumed options from Titan                                        458,011
     Options exercised                                                (159,206)
     Options cancelled/forfeited                                      (222,094)
                                                                    ----------
     Common stock equivalents                                       55,880,143
                                                                    ==========


     Maximum shares/options allowed under the Pure 1999
      Incentive Plan                                                 6,705,617

     Less:  Outstanding awards under the Pure 1999 Incentive Plan   (5,336,557)
            Outstanding options under the Titan Plans                 (381,430)
                                                                    ----------
     Shares/options available for future grant                         987,630
                                                                    ==========

(8)  Other Current Liabilities

     The other current liabilities consist of the following (in thousands):

                                                  September 30,    December 31,
                                                      2001            2000
                                                  -------------    ------------
                                                   (Unaudited)

     Accrued oil and gas production expenses            $61,461         $20,923
     Income taxes payable                                 5,502           3,298
     Accrued interest payable                             8,222             904
     Other                                                  699               -
                                                  -------------    ------------
                                                        $75,884         $25,125
                                                  =============    ============

(9)  Exploration and Abandonment

     Exploration and abandonment expense consists of the following (in thousands):

                                          Three months ended       Nine months ended
                                             September 30,           September 30,
                                          ------------------      -------------------
                                            2001       2000         2001        2000
                                          -------     ------      -------      ------
Geological and geophysical staff          $ 3,305     $1,201      $ 6,606      $2,061
Exploratory dry hole costs                  3,695      3,261        7,718       4,650
Impaired unproved properties                  331        643        1,049       1,333
Plugging and abandonment costs                513        477          533         556
Seismic costs                               2,566        714        3,493         723
Other                                         324        274        1,140         325
                                          -------     ------      -------      ------
                                          $10,734     $6,570      $20,539      $9,648
                                          =======     ======      =======      ======

(10) Comprehensive Income

                                          Three months ended       Nine months ended
                                             September 30,           September 30,
                                          ------------------      -------------------
                                            2001       2000         2001        2000
                                          -------    -------      --------    -------
                                                        (in thousands)
Net income                                $22,283    $23,986      $ 81,275    $54,682

   Cumulative effect of accounting
    change for SFAS No. 133 adoption (a)        -          -       (11,364)         -
   Reclassification adjustment for
    settled hedging contracts (b)          (4,555)         -         6,127          -
   Changes in fair value of expected
    cash flows (c)                          2,946          -        21,485          -
                                          -------    -------      --------    -------
Comprehensive income                      $20,674    $23,986      $ 97,523    $54,682
                                          =======    =======      ========    =======

------------------
     (a) Net of tax of:                   $     -    $     -      $  6,119    $     -
     (b) Net of tax of:                   $ 2,453    $     -      $ (3,299)   $     -
     (c) Net of tax of:                   $(1,586)   $     -      $(11,569)   $     -

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

     Adoption of SFAS No. 133, resulted in recording a $17.5 million, ($11.4 million net of tax) decline in fair value to accumulated other comprehensive income. At September 30, 2001, the estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $14.4 million, net of tax. For the three months ended September 30, 2001, other income includes approximately $1,687,000 of loss from changes in fair value of derivatives not qualifying as hedges and approximately $1,499,000 of gain from the ineffective portion of the cash flow hedges. For the nine months ended September 30, 2001, other income includes approximately $706,000 of loss from changes in fair value of derivatives not qualifying as hedges and approximately $1,874,000 of gain from the ineffective portion of the cash flow hedges.


     Commodity Derivatives

     Pure may utilize various option and swap contracts and other financial instruments to economically hedge the effect of price changes on future oil and gas production and changes in interest rates related to Pure's debt obligations. The counterparties to Pure's financials instruments may include regulated exchanges, international and domestic financial institutions and other industrial companies. All of the counterparties to Pure's financial instruments must pass certain credit requirements deemed sufficient by management before trading financial instruments with Pure. These counterparties may expose Pure to losses in the event of non-performance. In the opinion of management, the off-balance-sheet risk associated with these instruments is immaterial.

     The following table sets forth the future volumes by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at September 30, 2001:

                                                                2001               2002
                                                          ---------------    ---------------
Gas related derivatives:
   Collar and swap options:
        Volume (MMBtu)                                          7,612,750         26,339,870
        Index price per MMBtu (floor-ceiling prices)      $  1.56 - $6.97    $  2.10 - $4.07

Oil related derivatives:
   Collar and swap options:
        Volume (Bbls)                                             531,760            673,000
        Index price per Bbl (floor-ceiling prices)        $20.91 - $30.68    $24.00 - $28.56

     The index price for the natural gas collars and swaps settles based on either a NYMEX Henry hub, San Juan Basin hub, Rocky Mountain hub or a Gulf Coast hub. The oil collars and swaps settle based on the prices for West Texas Intermediate on NYMEX.

     As a result of the Hallwood merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Hallwood which resulted in a liability of approximately $31.2 million. At September 30, 2001, the above table includes oil and gas derivatives acquired in the Hallwood merger for the remainder of 2001 and 2002 (a) 2,712,750 and 5,139,870 MMBtu's of natural gas at index prices (floor - ceiling) of $1.56 - $4.64 and $2.10 - $3.95 per MMBtu and
(b) 71,760 and 73,000 Bbls of oil at index prices (floor - ceiling) of $20.91 - $28.95 and $24.25 - $24.25 per Bbl, respectively.

     As a result of the Titan merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Titan which resulted in a liability of approximately $19.3 million (see Note 2). The deferred commodity hedges amount were amortized as a non-cash benefit to oil and gas revenues over the remaining term of the hedges as the related production took place. This amortization was completed as of June 30, 2001.

     In October 2001, Pure entered into a costless basis swap based on the price spread between NYMEX and a regional hub for 30,000 MMBtu per day of its natural gas for the production months November 2001 to December 2002. The basis difference is $.154 per MMBtu. These basis derivative contracts do not qualify as cash flow hedges and, accordingly, will be marked-to-market in each reporting period.

     Interest Rate Derivatives

     At September 30, 2001, Pure has $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004. These derivative contracts do not qualify as cash flow hedges as a result of the mismatch of maturities with Pure's debt instruments and, accordingly, is marked-to-market each reporting period.

(12) Supplemental Condensed Consolidating Financial Information

     Certain subsidiaries of Pure have fully and unconditionally guaranteed the Senior Notes. The following tables present the condensed consolidating financial information for each of the nine months ended September 30, 2001 and September 30, 2001 for (a) Pure (Parent), (b) Guarantor subsidiaries and (c) Non-guarantor subsidiaries. The financial information for the period prior to May 31, 2000 are those of Union Oil's Permian Basin business unit whose assets were ultimately merged into a subsidiary of Pure that is a guarantor of the Senior Notes. Virtually all of Pure's operations are conducted by Pure's subsidiaries.

Condensed Consolidated Balance Sheet
September 30, 2001
(in thousands)

                                                                                   Non-
                                                     Pure        Guarantor       Guarantor
                                                   (Parent)    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                   --------    ------------    ------------    ------------    ------------
Assets
  Current assets

    Cash and cash equivalents                      $  1,900    $     8,109     $         4     $         -     $     10,013
    Accounts receivable                              10,526         26,730          16,744               -           54,000
    Other current assets                                244         13,400              15               -           13,659
                                                   --------    -----------     -----------     -----------     ------------
      Total current assets                           12,670         48,239          16,763               -           77,672
                                                   --------    -----------     -----------     -----------     ------------
    Properties, net                                       -      1,056,684         223,083               -        1,279,767
    Investment in subsidiaries                      599,857      2,356,201          42,512      (2,998,570)               -
    Deferred compensation                            39,160              -               -               -           39,160
    Other assets                                      4,453          6,481         244,265        (243,784)          11,415
                                                   --------    -----------     -----------     -----------     ------------
      Total assets                                 $656,140    $ 3,467,605     $   526,623     $(3,242,354)    $  1,408,014
                                                   ========    ===========     ===========     ===========     ============

Liabilities and stockholders' equity

  Current liabilities

    Accounts payable                               $     48    $    27,000     $       170     $         -     $     27,218
    Other current liabilities                        14,224         55,827           5,833               -           75,884
                                                   --------    -----------     -----------     -----------     ------------
      Total current liabilities                      14,272         82,827           6,003               -          103,102
                                                   --------    -----------     -----------     -----------     ------------
  Long-term debt                                    535,193              -               -               -          535,193
  Accrued abandonment, restoration and
   environmental liabilities                              -         16,835             747               -           17,582
  Deferred income taxes                             (16,125)       148,371          (7,824)              -          124,422
  Other liabilities                                       -         19,011             108               -           19,119
  Common stock subject to repurchase                114,448              -               -               -          114,448
  Minority interest                                       -              -             840           5,000            5,840
  Stockholders' equity                                8,352      3,200,561         526,749      (3,247,354)         488,308
                                                   --------    -----------    ------------     -----------     ------------
      Total liabilities and
       stockholders' equity                        $656,140    $ 3,467,605    $    526,623     $(3,242,354)    $  1,408,014
                                                   ========    ===========    ============     ===========     ============

Condensed Consolidated Balance Sheet
December 31, 2000
(in thousands)

                                                                         Non-
                                          Pure        Guarantor       Guarantor
                                        (Parent)     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                        --------     ------------    ------------    ------------    ------------
Assets

  Current assets

    Cash and cash equivalents           $     (4)    $      3,329    $          -    $          -    $      3,325
    Accounts receivable                        -           48,457              (6)              -          48,451
    Other current assets                     262              606              15               -             883
                                        --------     ------------    ------------    ------------    ------------
      Total current assets                   258           52,392               9               -          52,659
                                        --------     ------------    ------------    ------------    ------------
  Properties, net                              -          590,869               -               -         590,869
  Investment in subsidiaries             497,927           58,316               -        (556,243)              -
  Deferred compensation                   63,903                -               -               -          63,903
  Other assets                            55,938           10,283          39,528         (94,065)         11,684
                                        --------     ------------    ------------    ------------    ------------
      Total assets                      $618,026         $711,860    $     39,537    $   (650,308)   $    719,115
                                        ========     ============    ============    ============    ============

Liabilities and stockholders' equity

  Current liabilities

    Accounts payable                    $    804     $     17,245    $        179    $          -    $     18,228
    Other current liabilities              4,389           27,404             113               -          31,906
                                        --------     ------------    ------------    ------------    ------------
      Total current liabilities            5,193           44,649             292               -          50,134
                                        --------     ------------    ------------    ------------    ------------
  Long-term debt                          65,000            3,000               -               -          68,000
  Accrued abandonment, restoration
   and environmental liabilities               -           14,331               -               -          14,331
  Deferred income taxes                    4,325           53,901          (2,770)              -          55,456
  Other liabilities                            -          107,135           4,721         (94,065)         17,791

  Common stock subject to repurchase     135,617                -               -               -         135,617

  Stockholders' equity                   407,891          488,844          37,294        (556,243)        377,786
                                        --------     ------------    ------------    ------------    ------------
      Total liabilities and
       stockholders' equity             $618,026     $    711,860    $     39,537    $   (650,308)   $    719,115
                                        ========     ============    ============    ============    ============

Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2001
(in thousands)
                                                                         Non-
                                          Pure        Guarantor       Guarantor
                                        (Parent)     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                        --------     ------------    ------------    ------------    ------------
Revenues:

  Oil and gas sales                     $      -     $    326,500    $     58,265    $          -    $    384,765
  Other operating revenues                     -            2,239               -               -           2,239
                                        --------     ------------    ------------    ------------    ------------
      Total revenues                           -          328,739          58,265               -         387,004
                                        --------     ------------    ------------    ------------    ------------
Expenses:

  Operating and other expenses             1,159           96,215          12,011               -         109,385
  Amortization of deferred
   compensation                           16,166                -               -               -          16,166
  Exploration and abandonments                 -           18,471           2,068               -          20,539
  Depreciation, depletion and
   amortization                              427           70,416          31,715               -         102,558
                                        --------     ------------    ------------    ------------    ------------
      Total expenses                      17,752          185,103          45,794               -         248,648
                                        --------     ------------    ------------    ------------    ------------
      Operating income                   (17,752)         143,637          12,471               -         138,356

Other income (expense):

  Equity in earnings of subsidiaries     101,930          365,732           2,692        (470,354)              -
  Interest expense                       (19,876)            (389)              -               -         (20,265)
  Other                                    8,887           (7,951)         11,960         (11,268)          1,627
                                        --------     ------------    ------------    ------------    ------------
      Income before income taxes and
       minority interest                  73,189          501,029          27,123        (481,622)        119,719

Income tax expense                        17,647          (55,602)             (2)              -         (37,957)
Minority interest                              -                -            (840)            353            (487)
                                        --------     ------------    ------------    ------------    ------------
      Net income                        $ 90,836     $    445,427    $     26,281    $   (481,269)   $     81,275
                                        ========     ============    ============    ============    ============

Condensed Consolidated Statement of Operations
For the nine months ended September 30, 2000
(in thousands)

                                                                         Non-
                                          Pure        Guarantor       Guarantor
                                        (Parent)     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                        --------     ------------    ------------    ------------    ------------
Revenues:

  Oil and gas sales                     $      -     $    188,160    $          -    $          -    $    188,160
  Other operating revenues                     -            1,303               -               -           1,303
                                        --------     ------------    ------------    ------------    ------------
      Total revenues                           -          189,463               -               -         189,463
                                        --------     ------------    ------------    ------------    ------------
Expenses:

  Operating and other expenses               452           53,027               9               -          53,488
  Amortization of deferred
   compensation                            6,148                -               -               -           6,148
  Exploration and abandonments                 -            9,648               -               -           9,648
  Depreciation, depletion and
   amortization                                -           31,041               -               -          31,041
                                        --------     ------------    ------------    ------------    ------------
      Total expenses                       6,600           93,716               9               -         100,325
                                        --------     ------------    ------------    ------------    ------------
      Operating income                    (6,600)          95,747              (9)              -          89,138

Other income (expense):

  Equity in earnings of subsidiaries      59,166                -               -         (59,166)              -
  Interest expense                             -           (2,636)              -               -          (2,636)
  Other                                     (293)          (2,077)              -               -          (2,370)
                                        --------     ------------    ------------    ------------    ------------
      Income before income taxes
       and minority interest              52,273           91,034              (9)        (59,166)         84,132

Income tax expense                         2,410          (31,863)              3               -         (29,450)
Minority interest                              -                -               -               -               -
                                        --------     ------------    ------------    ------------    ------------
      Net income                        $ 54,683     $     59,171    $         (6)   $    (59,166)   $     54,682
                                        ========     ============    ============    ============    ============

Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2001
(in thousands)

                                                                                   Non-
                                                    Pure        Guarantor       Guarantor
                                                  (Parent)     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                ----------     ------------    ------------    ------------    ------------
Cash flows from operating activities             $(465,503)    $    700,464    $      9,616    $          -    $    244,577

Cash flows from investing activities

  Capital expenditures and acquisitions                  -         (369,135)       (253,396)              -        (622,531)
  Proceeds from sale of assets                           -            2,671               -               -           2,671
  Other                                                  -         (243,784)              -         243,784               -
                                                 ---------     ------------    ------------    ------------    ------------
      Net cash used in investing activities              -         (610,248)       (253,396)        243,784        (619,860)
                                                 ---------     ------------    ------------    ------------    ------------
Cash flows from financing activities

  Change in debt                                   470,110          (90,436)              -               -         379,674
  Other                                             (2,703)           5,000         243,784        (243,784)          2,297
                                                 ---------     ------------    ------------    ------------    ------------
      Net cash provided by (used
      in) financing activities                     467,407          (85,436)        243,784        (243,784)        381,971
                                                 ---------     ------------    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents     1,904            4,780               4               -           6,688

Cash and cash equivalents, beginning of period          (4)           3,329               -               -           3,325
                                                 ---------     ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period         $   1,900     $      8,109    $          4    $          -    $     10,013
                                                 =========     ============    ============    ============    ============

Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2000
(in thousands)

                                                                                   Non-
                                                    Pure        Guarantor       Guarantor
                                                  (Parent)     Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                  --------     ------------    ------------    ------------    ------------
Cash flows from operating activities              $   (505)    $     88,949    $          -    $          -    $     88,444

Cash flows from investing activities

  Capital expenditures and acquisitions                  -          (64,978)              -               -         (64,978)
  Proceeds from sale of assets                           -            1,345               -               -           1,345
  Other                                                  -            2,846               -               -           2,846
                                                 ---------     ------------    ------------    ------------    ------------
      Net cash used in investing activities              -          (60,787)              -               -         (60,787)
                                                 ---------     ------------    ------------    ------------    ------------
Cash flows from financing activities

  Change in debt                                         -          (23,863)              -               -         (23,863)
  Other                                                407           (1,316)              -               -            (909)
                                                 ---------     ------------    ------------    ------------    ------------
      Net cash provided by (used
      in) financing activities                           -          (25,179)              -               -          24,772
                                                 ---------     ------------    ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents       (98)           2,983               -               -           2,885

Cash and cash equivalents, beginning of period           -                -               -               -               -
                                                 ---------     ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period          $    (98)    $      2,983    $          -    $          -    $      2,885
                                                 =========     ============    ============    ============    ============

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

International Paper Transaction

     On January 31, 2001, Pure acquired oil and gas properties, fee mineral and royalty interests from International Paper Company, and certain general and limited partnership interests, for approximately $261 million, subject to adjustments which totaled $4.9 million, for cash plus $5.2 million in transaction costs. The transaction was funded from Pure's credit facilities.

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


Impact of Commodity Prices

     Our revenues, operating results and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in the oil and natural gas markets has remained prevalent in the last few years. During 1998 and through the first quarter of 1999, we experienced a decline in energy commodity prices. The average prices received by producers in all our core areas have risen sharply in 2001 and 2000 compared to 1999. At December 31, 2000, the NYMEX prices for crude oil and natural gas were $26.80 per barrel and $9.78 per Mcf, respectively. In perspective, at September 30, 2001, the NYMEX prices for crude oil and natural gas were $23.43 per barrel and $2.24 per Mcf, respectively. As indicated by these price movements, oil and natural gas prices remain subject to volatility, and could decline again.

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

     Mr. Hightower's employment agreement and the Pure officer severance agreements entitle covered Pure officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value in the event of a change of control of Pure or Unocal Corporation ("Unocal") and in some circumstances following termination of employment. On September 30, 2001, when the trading price of Pure common stock was $15.95 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements, was estimated at approximately $24.34. The amortization amounts will change quarterly based on relative changes in the net asset value and market value of the Pure shares.

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

     General and Administrative Costs

     General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs charged to the Permian Basin business unit were $1.4 million for the nine months ended September 30, 2000. There were no allocated general and administrative costs charged to the Permian Basin Business unit for the three months ended September 30, 2000.

     Indirect Production Costs

     Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs charged to the Permian Basin business unit were $900,000 for the nine months ended September 30, 2000. There were no allocated indirect production costs charged to the Permian Basin Business unit for the three months ended September 30, 2000.

     Indirect Exploration Costs

     Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Indirect exploration costs charged to the Permian Basin business unit were $200,000 for the nine months ended September 30, 2000, respectively. There were no allocated indirect exploration costs charged to the Permian Basin Business unit for the three months ended September 30, 2000.

Operating Data

                                                                             Three months ended       Nine months ended
                                                                                September 30,           September 30,
                                                                            -------------------     -------------------
                                                                             2001         2000       2001         2000
                                                                            -------------------     -------------------
Production:
    Oil and condensate (MBbls) ......................................          2,090     1,643         5,847     3,683
    Natural gas (MMcf) ..............................................         23,821    11,733        59,513    27,412
    Total (MBOE) ....................................................          6,060     3,599        15,765     8,251

Average daily production:
    Oil and condensate (Bbls) .......................................         22,715    17,862        21,416    13,440
    Natural gas (Mcf) ...............................................        258,927   127,532       217,996   100,045
    Total (BOE) .....................................................         65,870    39,117        57,749    30,114

Average sales price per unit (excluding effects of hedging):
    Oil and condensate (per Bbl) ....................................       $  24.38  $  30.14      $  25.32  $  28.95
    Natural gas (per Mcf) ...........................................       $   2.41  $   3.57      $   3.86  $   3.04
    Total (per BOE) .................................................       $  17.88  $  25.41      $  23.96  $  23.01

Average sales price per unit (including effects of hedging):
    Oil and condensate (per Bbl) ....................................       $  24.50  $  29.25      $  25.11  $  28.46
    Natural gas (per Mcf) ...........................................       $   3.10  $   3.58      $   4.00  $   3.04
    Total (per BOE) .................................................       $  20.63  $  25.02      $  24.41  $  22.80

Expenses per BOE:
    Production costs, excluding production and other taxes ..........       $   3.84  $   4.08      $   3.87  $   3.89
    Production and other taxes ......................................       $   1.42  $   1.72      $   1.73  $   1.74
    General and administrative ......................................       $   1.00  $   1.13      $   1.33  $   0.87
    Depletion, depreciation and amortization ........................       $   6.85  $   3.80      $   6.51  $   3.76

Results of Operations

     Pure completed the Titan merger in May 2000, the IP Transaction in January 2001 and the Hallwood merger in May 2001. The results of operations and cash flows for Pure include (a) Titan since June 2000, (b) the IP Transaction since February 2001 and (c) the Hallwood merger since May 2001.

     Three Months Ended September 30, 2001 as compared to Three Months Ended September 30, 2000

     Pure's revenues from the sale of oil and natural gas were $51.2 million and $73.8 million for the three months ended September 30, 2001 and $48.1 million and $42.0 million for the three months ended September 30, 2000, respectively. Compared with 2000, Pure's average oil sales prices decreased by $4.76 per Bbl, or 16%, while average gas sales prices decreased by $0.48 per Mcf, or 13%. The increase in production of 2.5 million BOE in 2001 is primarily the result of the IP Transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The IP Transaction and Hallwood merger properties contributed approximately 2.2 million BOE of production in the third quarter of 2001.

     Other operating revenues are primarily the result of Hallwood's monetization of its Section 29 credits, prior to Pure's acquisition of Hallwood. Pure will continue to receive this revenue through December 2002 when the
Section 29 credits will expire.

     Pure's oil and gas production expenses excluding production and other taxes were $23.2 million ($3.84 per BOE) and $14.6 million ($4.08 per BOE) for the three months ended September 30, 2001 and 2000, respectively. Production expenses increased $8.6 million which is primarily the result of (a) IP Transaction properties of $3.5 million and Hallwood merger properties of $4.2 million and (b) significant increases in the costs of services and products.

     Production and other taxes were $8.6 million ($1.42 per BOE) and $6.2 million ($1.72 per BOE) for the three months ended September 30, 2001 and 2000, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased revenues from the assets in the IP Transaction and the Hallwood merger.

     General and administrative expenses were $6.1 million ($1.00 per BOE) and $4.1 million ($1.13 per BOE) for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses increased, primarily, as a result of the IP Transaction and the Hallwood merger and, to a lesser extent, the increase in Pure's technical staff. Pure's general and administrative expense in the third quarter of 2001 are lower by approximately $1.0 million due to the reclass of certain costs associated with Pure's district exploration staff for the previous two quarters that had been classified as general and administrative expense.

     Depletion, depreciation, and amortization expense (DD&A) was $41.5 million ($6.85 per BOE) and $13.7 million ($3.80 per BOE) for the three months ended September 30, 2001 and 2000, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the IP Transaction, the Hallwood merger and Pure's capital program for the three months ended September 30, 2001. The increase in the per unit amount is primarily attributable to per unit acquisition costs from the IP Transaction and Hallwood merger.

     Pure's exploration and abandonment expense was $10.7 million and $6.6 million for the three months ended September 30, 2001 and 2000, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the IP Transaction and the Hallwood merger, (b) seismic costs and (c) exploratory dry hole costs.

     In 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program, (b) the IP Transaction that closed in January 2001 and (c) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued $350 million of 7.125% fixed rate Senior Notes. Interest expense in 2000 was due primarily to the assumption of debt in the Titan merger.

     In 2001, other income (expense) includes $188,000 of loss attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No. 133. In 2000, other expense primarily relates to transitional type costs associated with the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the Titan merger.

     Income tax expense was $7.4 million and $12.9 million for the three months ended September 30, 2001 and 2000, respectively. Income tax expense decreased, primarily, due to (a) decreased earnings between periods, (b) a $2.6 million adjustment related to Pure's 2000 income taxes as previously reported in 2000 and (c) a reduction in Pure's estimate of its expected effective tax rate.


     Nine Months Ended September 30, 2001 as compared to Nine Months Ended September 30, 2000

     Pure's revenues from the sale of oil and natural gas were $146.8 million and $237.9 million for the nine months ended September 30, 2001 and $104.8 million and $83.3 million for the nine months ended September 30, 2000, respectively. Compared with 2000, Pure's average oil sales prices decreased by $3.35 per Bbl, or 12%, while average gas sales prices increased by $0.96 per Mcf, or 32%. The increase in production of 7.5 million BOE in 2001 is primarily the result of the Titan merger, IP Transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The Titan, IP Transaction and Hallwood merger properties contributed approximately 6.7 million BOE of production in 2001.

     Pure's oil and gas production expenses excluding production and other taxes were $61.1 million ($3.87 per BOE) and $31.9 million ($3.89 per BOE) for the nine months ended September 30, 2001 and 2000, respectively. Production expenses increased $29.1 million which is primarily the result of (a) production costs from the Titan properties of $7.0 million, IP Transaction properties of $8.2 million and Hallwood merger properties of $6.9 million, (b) significant increases in the costs of services and products and (c) decrease of $900,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the Titan merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production expenses may be more readily seen as general and administrative expenses by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative expenses.

     Other operating revenues are primarily the result of Hallwood's monetization of its Section 29 credits, prior to Pure's acquisition of Hallwood. Pure will continue to receive this revenue through December 2002 when the
Section 29 credits will expire.

     Production and other taxes were $27.3 million ($1.73 per BOE) and $14.4 million ($1.74 per BOE) for the nine months ended September 30, 2001 and 2000, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger, the IP Transaction and the Hallwood merger.

     General and administrative expenses were $21.0 million ($1.33 per BOE) and $7.2 million ($.87 per BOE) for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses increased as a result of (a) the Titan merger, the IP Transaction and Hallwood merger, (b) subsequent to the Titan merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by a $1.4 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

     Depletion, depreciation, and amortization expense (DD&A) was $102.6 million ($6.51 per BOE) and $31.0 million ($3.76 per BOE) for the nine months ended September 30, 2001 and 2000, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the Titan merger, the IP Transaction, the Hallwood merger and Pure's capital program for the nine months ended September 30, 2001. The increase in the per unit amount is primarily attributable to per unit acquisition costs from the IP Transaction and Hallwood merger.

     Pure's exploration and abandonment expense was $20.5 million and $9.6 million for the nine months ended September 30, 2001 and 2000, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the Titan merger, the IP Transaction and Hallwood merger, (b) exploratory dry hole costs,
(c) seismic costs and (d) offset by a $200,000 decrease in Union Oil's indirect costs between periods.

     In 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program, (b) the IP Transaction that closed in January 2001 and (c) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued $350 million of 7.125% fixed rate Senior Notes. Interest expense in 2000 was due primarily to the assumption of debt in the Titan merger.

     In 2001, other income (expense) includes $1.2 million of gain attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No. 133. In 2000, other expense primarily relates to transitional type costs associated with the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the Titan merger.

     Income tax expense was $38.0 million and $29.5 million for the nine months ended September 30, 2001 and 2000, respectively. Income tax expense decreased, primarily, due to (a) decreased earnings between periods, (b) a $2.6 million adjustment related to Pure's 2000 income taxes as previously reported in 2000 and (c) a reduction in Pure's estimate of its expected effective tax rate.


Liquidity and Capital Resources

     Pure's primary capital resources are net cash flows provided by operating activities and the availability under the Credit Agreements, of which approximately $235 million was available at September 30, 2001. In June 2001, Pure completed the issuance of 7.125% Senior Notes due in 2011, the proceeds from which were used to pay off the interim financing for the Hallwood merger and reduce existing borrowings under the Credit Agreements. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs. When appropriate, Pure would consider use of debt and equity financing, non-recourse transactions and asset sales.

     Net Cash Provided by Operating Activities

     Cash flow from operating activities for Pure was $82.1 million for the three months ended September 30, 2001 compared to $41.7 million for the three months ended September 30, 2000. Cash flow from operating activities for Pure was $244.6 million for the nine months ended September 30, 2001 compared to $88.4 million for the nine months ended September 30, 2000. The increase in net cash provided by operating activities was primarily due to increased commodity prices and production increases resulting from (a) Pure's drilling activities,
(b) the Titan merger, (c) the IP Transaction and (d) the Hallwood merger.

     Capital Expenditures

     Pure requires capital primarily for the acquisition, exploration and development of oil and gas properties as well as for general working capital needs. The following table sets forth costs incurred by Pure in its acquisition, exploration and development activities.


                                    Three months ended     Nine months ended
                                       September 30,         September 30,
                                    ------------------    -------------------
                                      2001       2000       2001       2000
                                    -------    -------    --------   --------
                                            (in thousands of dollars)
Property acquisition:
        Proved                      $ 4,784    $   885    $573,301   $245,278
        Unproved                      8,376      3,702      50,441     16,489
Exploration                          25,851     11,008      43,062     17,926
Development                          44,812     12,951     131,334     28,171
                                    -------    -------    --------   --------
        Total costs incurred        $83,823    $28,546    $798,138   $307,864
                                    =======    =======    ========   ========


     For 2001, Pure's initial capital budget was approximately $160 million. With the IP Transaction and the Hallwood merger, the capital budget has increased to $241 million ($230 million of which is the exploration and production budget). The revised budget is comprised of approximately (a) $83 million in development projects, (b) $62 million in exploration projects, (c) $62 million in probable/possible projects, (d) $23 million to acquire additional acreage and seismic data and (e) $11 million in other corporate items. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data,
(ii) the availability of sufficient capital resources by Pure and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of Pure, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil. Pure is currently in the midst of its capital budgeting process for 2002 and expects to present its plan for board approval in November, 2001.

     While Pure regularly engages in discussions relating to potential acquisitions of oil and gas properties, Pure has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business.

     Credit Agreement

     In September 2000, Pure entered into two unsecured credit agreements (the "Credit Agreements") with The Chase Manhattan Bank (the "Bank") and First Union National Bank. The Credit Agreements are comprised of (a) a $250 million five-year revolving credit facility ("Revolver"), with current commitments of $235 million, and (b) a $250 million 364-day revolving credit facility ("364 Revolver"), with no current commitments available. All amounts outstanding on the Revolver are due and payable in full on September 29, 2005. All amounts outstanding on the 364 Revolver are due and payable in full on September 29, 2002. A portion of the Revolver is available for the issuance of up to $50 million of letters of credit. At September 30, 2001, there was outstanding principal of $187.8 million under the 364 Revolver. Pure is presently syndicating the refinancing of the 364 Revolver.

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

     The Senior Notes indenture contains covenants which include limitations on
(a) liens, (b) sale/leaseback transactions and (c) mergers and consolidations. Pursuant to a registration rights agreement, in November 2001 Pure completed an exchange offer pursuant to which the Senior Notes were exchanged for a new, registered issue of Senior Notes.

     Liquidity and Working Capital

     At September 30, 2001, Pure had $10.0 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was 0.75 and 1.05 at September 30, 2001 and December 31, 2000, respectively. Pure maintains relatively low cash levels for cash management purposes. Pure, at September 30, 2001, had availability under its Credit Agreement to fund any working capital deficit, if any.

     Working Capital Revolver

     In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At September 30, 2001, there was no outstanding principal under the Working Capital Revolver.

Other Matters

     Stock Options and Compensation Expense

     Pure has issued options as of September 30, 2001 to officers and non-officers to purchase 5,641,276 shares of Pure common stock. Certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $2.9 million related to non-officer options and will expense the amount over a four-year period. In the nine months of 2001 and in the year 2000, Pure expensed approximately $504,000 and $600,000, respectively, related to these options. The options related to officers are subject to the "put right" discussed in the following paragraph.

     As discussed in Note 5 of the Notes to Consolidated Financial Statements, officers of Pure have the right to require Pure to purchase shares of Pure common stock that either were received in the Titan merger in exchange for Titan common stock held by the officer on December 1, 1999 or are obtained by the exercise of any option held by the officer, at a calculated "net asset value" per share (as defined in each officer's employment/severance agreement). The circumstances under which certain officers may exercise this right include the termination of the officer's employment for any reason after three years following the merger, the termination of the officer without cause, a change in control of either Pure or Unocal and other events specified in the agreements. The net asset value per share, which at September 30, 2001 was $24.34 per share, is calculated by reference to each common share's pro rata pre-tax amount of the present value of proved reserves discounted at 10%, as defined, times 110%, less funded debt, as defined. The $114.4 million reflected in the consolidated balance sheet at September 30, 2001, as common stock subject to repurchase is the estimated net asset value, as defined, for each applicable officer's covered shares and unexercised option shares less the amount of proceeds that would be received upon exercise of the related options. Deferred compensation related to such shares and options is calculated as the difference between the estimated net asset value of the relevant number of Pure shares and the market value of Pure shares held by each covered officer in the case of shares held or the exercise price of shares subject to option. As of September 30, 2001, Pure recorded approximately $69.6 million of deferred compensation, of which it recognized amortization expense of approximately $(2.7) million and $15.6 million for the three and nine months ended September 30, 2001, respectively, and $14.8 million for the year 2000, respectively. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

   The net asset value per share of $24.34 at September 30, 2001 utilizes the funded debt levels at September 30, 2001. The assumed proceeds Pure would receive from the exercise of the options subject to the employment agreements is not used to reduce Pure's funded debt in the calculation of net asset value per share. If assumed such proceeds from the exercise of the options were used to reduce funded debt at September 30, 2001 the net asset value would be greater than $24.34 per share.


     Disclosure about Market Risk

     Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At September 30, 2001, Pure had hedging transactions with respect to approximately 7,612,750 and 26,339,870 MMBtu of its future 2001 and 2002 estimated natural gas production, respectively, and 531,760 and 673,000 barrels of its future 2001 and 2002 estimated crude oil production, respectively. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

     In October 2001, Pure entered into a costless basis swap based on the price spread between NYMEX and regional hub for 30,000 MMBtu per day of its natural gas for the production months November 2001 to December 2002. The basis difference is $.154 per MMBtu.

     At September 30, 2001, Pure had $37.5 million in notional principal of fixed for floating interest rate swaps, which was acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after September 30, 2001, be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of September 30, 2001, there is no impact to Pure's financial statements as we have not entered into any business combinations and have not acquired goodwill.

     In October 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of September 30, 2001, Pure is assessing the impact on its financial statements.

     In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Pure is currently in the process of evaluating the impact that SFAS No. 144 will have on its financial position and results of operations, if any.

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

Statement of Operations

                                                          Three months ended         Nine months ended
                                                             September 30,             September 30,
                                                        ----------------------    -----------------------
                                                           2001         2000         2001         2000
                                                        ---------    ---------    ---------    ----------
     Total revenues                                     $126,779       144,242    $ 435,921    $  373,400
     Oil and gas production costs                        (23,240)      (18,284)     (68,171)      (58,811)
     Production and other taxes                           (8,586)      (11,696)     (30,775)      (25,165)
     General and administrative expenses                  (6,071)       (6,151)     (25,086)      (19,357)
     Amortization of deferred compensation                (1,944)       (1,941)     (17,778)      (17,719)
     Exploration and abandonment costs                   (10,734)      (11,101)     (22,378)      (21,649)
     Depreciation, depletion and amortization            (41,517)      (31,975)    (118,444)     (102,235)
     Other expenses, net                                  (9,532)      (12,252)     (26,962)      (37,045)
     Income tax expense                                   (8,687)      (17,795)     (44,214)      (31,998)
     Minority interest                                      (128)          (33)        (709)         (898)
                                                        --------     ---------    ---------    ----------
                             Net income                 $ 16,340     $  33,014    $  81,404    $   58,523
                                                        ========     =========    =========    ==========
     EBITDAX (a)                                        $ 81,268       101,428    $ 297,086       260,023
                                                        ========     =========    =========    ==========

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

Operational Data
                                                                           Three months ended        Nine months ended
                                                                              September 30,            September 30,
                                                                           -------------------     --------------------
                                                                             2001        2000        2001        2000
                                                                           --------------------------------------------
     Production:
        Oil and condensate (MBbls).....................................      2,090      2,029        6,128      5,890
        Natural gas (MMcf).............................................     23,821     22,291       67,499     68,440
        Total (MBOE)...................................................      6,060      5,744       17,378     17,297

     Average sales price per unit (including effects of hedging):
        Oil and condensate (per Bbl)...................................    $ 24.50     $29.63      $ 25.17     $27.01
        Natural gas (per Mcf)..........................................    $  3.10     $ 3.68      $  4.09     $ 3.03
        Total (per BOE)................................................    $ 20.63     $24.76      $ 24.76     $21.19


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of September 30, 2001, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

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

                                                                  2001            2002        Fair Value
                                                               ----------     -----------     ----------
Natural Gas Hedge Derivatives (a):

Collar and swap option contracts:
Notional volumes (MMBtu)                                        7,612,750      26,339,870     $7,244,000
Weighted average short call strike price per MMBtu (b)         $    3.105     $     2.808
Weighted average long put strike price per MMBtu (b)           $    3.712     $     2.964

Crude Oil Hedge Derivatives (a):

Collar and swap option contracts:
Notional Volume (Bbls)                                            531,760         673,000     $1,568,000
Weighted average short call strike price per Bbl (c)           $   24.900     $    24.030
Weighted average long put strike price per Bbl (c)             $   29.820     $    28.090

_______________________
(a) See Note 11 of Notes to Consolidated Financial Statements included in "Item
    1. Financial Statements" for additional information related to hedging activities.
(b) The strike prices are based on prices of either a NYMEX Henry hub, San Juan Basin hub, Rocky Mountain hub or a Gulf Coast hub.
(c) The strike prices are based on the prices traded on the NYMEX.

     Interest Rate Sensitivity:

     The following table provides information about Pure's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in September 2001. See Note 3 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's debt obligations that are sensitive to interest rates.


                                                  2002           2005           2011          Total        Fair Value
                                                --------       --------       --------       --------     -----------
                                                                  (in thousands, except interest rates)
Debt (a):

Variable rate debt:
     Five Year Revolver (b)                     $      -       $      -       $      -       $      -      $      -
          Average interest rate                        -%             -%             -%

     364 Revolver (b)                           $187,756       $      -       $      -       $187,756      $187,756
          Average interest rate                     4.43%             -%             -%

     Working Capital Revolver (b)               $      -       $      -       $      -       $      -      $      -
          Average interest rate                        -%             -%             -%

Fixed  rate debt:

     Senior Notes                               $      -       $      -       $350,000       $350,000      $345,975
          Interest rate                                -%             -%         7.125%

_________________________

(a)  See Note 3 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to debt.
(b) Lenders are The Chase Manhattan Bank and First Union National Bank and all borrowings are unsecured.

   Interest Rate Swap:

      At September 30, 2001, Pure had an interest rate swap, acquired in the Hallwood merger, as set forth below:

                       Period                         Notional Amount            Fixed Price
        ------------------------------------          ---------------           -----------
        Three months ended December 31, 2001            $37,500,000                5.23%
                        2002                            $37,500,000                5.23%
                        2003                            $37,500,000                5.23%
         Two months ended February 29, 2004             $37,500,000                5.23%

       Pure pays the fixed rate and receives a LIBOR floating rate. At September 30, 2001, the fair value of the interest rate swap was a liability of approximately $1,552,000.

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

     As of September 30, 2001, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2000.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     Hallwood Petroleum, Inc. has been named as a defendant in a suit styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al, which was filed May 17, 2001 in the 15th Judicial District Court, Lafayette Parish, Louisiana. Lamson Petroleum Corporation seeks proceeds from the sale of gas and condensate produced and sold from units on 200 acres of land in the parish and a declaratory judgement recognizing its interest in production from the units. Hallwood Petroleum, Inc. and the other working interest owners in the leases involved offered to settle the matter for $250,000 (approximately 50% of this amount would be Pure's share). The settlement offer was not an admission of liability but an attempt to limit the parties' future costs to vigorously defend the matter. Lamson rejected this offer and countered with an offer to settle the matter for $25 million. All parties rejected this offer.

     We are unable at this time to assess the likelihood of an unfavorable outcome. We strongly believe the suit is without merit and shall vigorously defend against it. In our opinion, the ultimate disposition of this lawsuit in the event of an unfavorable outcome, if the matter does go to trial, should not have a material adverse effect on Pure's financial position or liquidity, but could adversely impact results of operations in a given reporting period.


Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None.

(b)  Reports Submitted on Form 8-K:

     1.   Form 8-K filed on September 14, 2001 (date of event September 13,
          2001) reporting updated financial statements for Pure that contained the additional disclosures needed to be included in a registration statement for a public debt offering.

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


                                    PURE RESOURCES, INC.




                                    By:  /s /Jack Hightower
                                         -------------------------------------
                                         Jack Hightower
                                         President and Chief Executive Officer



                                    By:  /s/ William K. White
                                         --------------------------------------
                                         William K. White
                                         Vice President-Finance and Chief
                                         Financial Officer

Date: November 14, 2001