Form 10-K405
period 2001-12-31
PURE RESOURCES INC
filed 2002-03-19
CIK 1109860

================================================================================

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from       to
                                                       -----    -----

                        Commission File Number: 001-15899

                              PURE RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                         74-2952918
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

            500 West Illinois
             Midland, Texas                         79701
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2002, the Registrant had outstanding 50,183,372 shares of common stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 2002, as reported on the New York Stock Exchange was approximately $293,676,520.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on or about May 16, 2002, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                                             Page
                                                                                                             ----
                                     PART I

Item 1.   Business........................................................................................     3

Item 2.   Properties......................................................................................    10

Item 3.   Legal Proceedings ..............................................................................    15

Item 4.   Submission of Matters to a Vote of Security Holders.............................................    16

Officers and Directors of the Registrant..................................................................    16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........................    19

Item 6.   Selected Financial Data.........................................................................    20

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................................    51

Item 8.   Financial Statements and Supplementary Data.....................................................    55

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    55

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............................................    56

Item 11.  Executive Compensation..........................................................................    56

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................    56

Item 13.  Certain Relationships and Related Party Transactions............................................    56

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................    57

          Glossary of Oil and Gas Terms...................................................................    63

          Signatures......................................................................................    66

Index to Consolidated Financial Statements................................................................   F-1

                              PURE RESOURCES, INC.

                         2001 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1. BUSINESS

     Pure Resources, Inc. ("Pure") is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties located in the Permian Basin of West Texas and southeastern New Mexico, the San Juan Basin of New Mexico and Colorado, offshore in the Gulf of Mexico and the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida.

     Pure is a Delaware corporation and was organized in 1999. Its principal executive offices are located at 500 West Illinois, Midland, Texas 79701, and its telephone number is (915) 498-8600.

Recent or Significant Transactions

     Hallwood Merger

     On March 30, 2001, Pure and Hallwood Energy Corporation ("Hallwood") announced the signing of a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure, would acquire all the outstanding shares of common stock of Hallwood at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood. Total cash purchase price for the transaction is estimated to be approximately $260.4 million, including assumed debt.

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

     At May 1, 2001, Pure estimated the total proved reserves acquired (SEC 10% basis) to have been approximately 36,800 MBOE with an SEC 10% present value at approximately $386 million. The total proved reserves were approximately 80% natural gas. The Hallwood properties are primarily located in the Permian Basin, the San Juan Basin, South Texas and onshore southern Louisiana.

     7.125% Senior Notes

     In June 2001, Pure issued $350 million in unsecured senior notes which bear interest at 7.125%. The 7.125% senior notes were issued at a discount to their face value which resulted in the 7.125% senior notes having a yield of 7.232%. The 7.125% senior notes pay interest each June 15 and December 15 beginning in December 2001. The maturity date of the 7.125% senior notes is June 15, 2011. Pure has the right to redeem the 7.125% senior notes at any time for an amount equal to the principal plus a make-whole premium.

     International Paper Transaction

     On January 31, 2001, Pure (a) acquired oil and gas properties, fee mineral and royalty interests from International Paper Company and (b) contributed cash for controlling general and limited partnership interests, in a partnership that owns oil and gas properties contributed by International Paper, for a total of approximately $261 million, subject to adjustment, for cash. The transaction was funded from Pure's revolving credit facilities.

     The transaction provides Pure with additional areas of focus, primarily offshore in the Gulf of Mexico and in the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida. Pure also acquired over 6 million gross (3.2 million net) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States.

     At December 31, 2000, Pure estimated the total proved reserves acquired (SEC 10% basis) to have been approximately 25,000 MBOE with an SEC 10% present value of approximately $629 million. The total proved reserves were approximately 69% natural gas, and 96% of the reserves are proved developed.

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

     Immediately following completion of the merger, Pure had approximately 50 million shares of common stock outstanding, Union Oil held approximately 65.4% (32.7 million shares) of those Pure shares and the remaining 34.6 % (17.3 million shares) were held by the previous stockholders of Titan common stock, who were entitled in the merger to exchange each share of Titan common stock for ..4302314 of a share of Pure common stock.

Commodity Prices

     Our revenues, operating results, liquidity and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in oil and natural gas markets has remained prevalent in the last few years. At December 31, 2000, the NYMEX prices for crude oil and natural gas were $26.80 per barrel and $9.78 per Mcf, respectively, as compared to $19.84 per barrel of crude oil and $2.57 per Mcf of natural gas at December 31, 2001. By way of comparison, at February 28, 2002, NYMEX prices were $21.74 per barrel of crude oil and $2.36 per Mcf of natural gas.

     A significant duration of these low commodity prices could have a further negative effect on Pure's results of operations and cash flows, on the quantities of crude oil and natural gas that could be economically produced from its fields and on the quantities and economic values of its proved reserves.

Overview

     Pure is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. Pure's strategy is to grow reserves, production, cash flows and net income per share by:

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

     Pure's original capital budget for 2002 was approximately $225 million. As a result of the recent precipitous drop in commodity prices subsequent to the establishment of the original budget, Pure expects capital spending to be between $105 to $150 million in 2002. However, Pure will maintain flexibility to accelerate or increase 2002 capital spending should commodity prices increase.

     As of December 31, 2001, Pure had proved reserves of approximately 80.5 MMBbls of oil and condensate and 985.7 Bcf of gas, or an aggregate of 244.8 MMBOE, with an SEC 10% present value of $1.1 billion. On a pro forma basis (assuming the International Paper and Hallwood transactions occurred as of January 1, 2001), Pure's properties had an average reserve life of approximately
10.5 years. Pure's proved reserves were 67% natural gas, and 80% were classified as proved developed.

     As of December 31, 2001, Pure operated over 4,500 gross productive wells (over 2,400 net productive wells) which represented over 81% of its total proved SEC 10% present value as of such date. Pure's emphasis on acting as operator of properties in which it has an interest enables it to manage expenses, capital allocation and other aspects of development and exploration.

     Pure's proved oil and gas properties are located in more than 400 fields/areas in the Permian Basin, the San Juan Basin, the offshore Gulf of Mexico and the Gulf Coast region. The Permian Basin, Pure's most significant concentration of properties, is characterized by complex geology with numerous known producing horizons and provides significant opportunities to increase reserves, production and ultimate recoveries through development, exploratory and horizontal drilling, recompletions, secondary and tertiary recovery methods and use of 3-D seismic and other advanced technologies.

Acquisitions

     Pure's strategic plan includes the acquisition of additional reserves, including through business combination transactions. Pure regularly pursues and evaluates acquisition opportunities (including opportunities to acquire oil and gas properties or related assets or entities owning oil and gas properties or related assets and opportunities to engage in mergers, consolidations or other business combinations with entities owning oil and gas properties or related assets) and at any given time may be in various stages of evaluating these opportunities. These stages may take the form of internal financial and oil and gas property analysis, preliminary due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent, or negotiation of a definitive agreement.

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

     In 2001, sales to Conoco and affiliates accounted for approximately 11% of total oil and gas revenues. Pure does not have any significant long-term oil and gas purchase agreements. Pure at regular intervals will arrange for the sale of its oil and gas production in a bidding process in the commodity markets and sells its production to the party or parties offering the best terms. Due to the availability of other markets and pipeline connections, Pure does not believe that the loss of any single crude oil or gas customer would have a material adverse effect on its results of operations. In 2001, Pure had sales to Union Oil of less than .02%.

     In 2000 and 1999, sales to Union Oil and its affiliates, accounted for approximately 35%, and 82% of total oil and gas revenues, respectively. Pure has not entered into any long term oil and gas purchase agreements with Union Oil.

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

Governmental Regulation

     Extensive rules and regulations govern Pure's oil and gas exploration, production and related operations. Pure's failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden of the oil and gas industry increases Pure's cost of doing business and affects its profitability. Although Pure believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, it is unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on Pure's financial condition and results of operations. The cost of compliance with regulations in 2001 was minimal. Pure anticipates no material changes in 2002.

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

Environmental Matters

     Extensive and changing federal, state and local laws and regulations relating to environmental protection including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and their relation to safety and health govern Pure's operations and properties. The recent trend in environmental legislation and regulation generally is moving toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for some other activities; limit or prohibit construction, drilling and other activities on some lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from Pure's operations. The permits required for various operations of Pure are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to fines or injunction, or both. In the opinion of management, Pure is in substantial compliance with current applicable environmental laws and regulations, and Pure has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on Pure, as well as the oil and gas industry in general. The Comprehensive Environmental Response, Compensation, and Liability Act, or "CERCLA", and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Resource Conservation and Recovery Act, or "RCRA", and comparable state statutes govern the disposal of "solid waste" and "Hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "Hazardous substance", state laws affecting Pure's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies some oil field wastes as "nonhazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

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

     The Federal Water Pollution Control Act, or "FWPCA", imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the OPA, may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and the federal National Pollutant Discharge Elimination System, or "NPDES", prohibit or are expected to prohibit within the next year the discharge of produced water and sand, and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with zero discharge mandates under federal or state law may be significant, the entire industry will experience similar costs and Pure believes that these costs will not have a material adverse impact on Pure's financial conditions and operations. Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Pure may incur costs in connection with treatment of wastewater or developing storm water pollution prevention plans.

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

     Pure has acquired leasehold interests in numerous properties that for many years have produced oil and gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of Pure's properties are operated by third parties over whom Pure has no control. Notwithstanding Pure's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in some circumstances, materially adversely impact Pure.

Abandonment Costs

     Pure is responsible for payment of plugging and abandonment costs on the oil and gas properties pro rata to its working interest. Pure established reserves, net of salvage value, to provide for the eventual abandonment of its properties. Pure estimates the net abandonment of its properties to be approximately $58.6 million (based on abandonment cost studies performed by an independent third party and estimates prepared by Pure) as of December 31, 2001, which is accrued over the life of the properties. In addition, abandonment costs and their timing may change due to many factors including actual production results, inflation rates and changes in environmental laws and regulations.

Employees

     As of December 31, 2001, Pure had 321 full-time employees, none of whom are represented by a labor union. Included in the total are 196 administrative employees, 148 located in Pure's office in Midland, Texas, 30 located in Pure's office in Houston, Texas and 18 located in Pure's office in Corpus Christi, Texas. Ten of the administrative employees located in the Midland office are involved in the management of Pure. Pure considers its relations with its employees to be good.

ITEM 2. PROPERTIES

General

     As of December 31, 2001, Pure had proved reserves of approximately 80.5 MMBbls of oil and condensate and 985.7 Bcf of natural gas, or an aggregate of
244.8 MMBOE, with an SEC 10% present value of $1.1 billion. As of December 31, 2001, Pure's properties had an average reserve life, on a pro forma basis (assuming the International Paper and Hallwood transactions occurred as of January 1, 2001), of approximately 10.5 years, and, of Pure's proved reserves, 67% were natural gas, and 80% were classified as proved developed.

     As of December 31, 2001, Pure operated over 4,500 gross productive wells (over 2,400 net productive wells) which represented over 81% of its total proved SEC 10% present value. Pure's emphasis on controlling the operation of its properties enables it to better manage expenses, capital allocation and other aspects of development and exploration.

     Pure's proved oil and gas properties are located in more than 400 fields/areas. The Permian Basin, Pure's most significant concentration of properties, is characterized by complex geology with numerous known producing horizons and provides significant opportunities to increase reserves, production and ultimate recoveries through development, exploratory and horizontal drilling, recompletions, secondary and tertiary recovery methods, and use of 3-D seismic and other advanced technologies. The following table summarizes Pure's estimated proved reserves by region at December 31, 2001:

                                         Oil and      Natural      Future      SEC 10%
                                        Condensate      Gas         Net        Present
                  Region                  (MBbl)       (MMcf)     Revenues      Value
        ----------------------------    ----------    --------   ----------   ----------
                                                      (dollars in thousands)
        Permian Basin ..............       72,852      584,473   $1,264,389   $  681,789
        San Juan Basin .............        1,583      291,631      424,127      213,306
        Gulf of Mexico .............          510       30,544       64,045       48,943
        Gulf Coast and other .......        5,604       79,083      205,810      136,667
                                           ------      -------   ----------   ----------
                                           80,549      985,730   $1,958,371   $1,080,704
                                           ======      =======   ==========   ==========

Oil and Natural Gas Reserves

     The following table summarizes the estimates of Pure's historical net proved reserves as of December 31, 2001 and 2000, and the present values attributable to these reserves at such dates. In 2001, the reserves and present value data of Pure were prepared by Pure (approximately 33% of the total estimated proved reserves) and Pure's independent petroleum consultants, Netherland, Sewell & Associates, Inc. (approximately 66% of the total estimated proved reserves) and Ryder Scott Company (approximately 1% of the total estimated proved reserves). In 2000, the reserves and present value data of Pure were prepared by Pure (approximately 25% of the total estimated proved reserves) and Pure's independent petroleum consultants, Netherland, Sewell & Associates, Inc. (approximately 75% of the total estimated proved reserves).

                                                                                        December 31,
                                                                                  ------------------------
                                                                                     2001          2000
                                                                                  ----------    ----------
                                                                                   (dollars in thousands)
     Estimated proved reserves:
        Oil and condensate (MBbls) ............................................       80,549        72,606
        Gas (MMcf) ............................................................      985,730       662,357
        MBOE (6 Mcf per Bbl) ..................................................      244,837       182,999
     Proved developed reserves as a percentage of proved reserves .............           80%           81%
     SEC 10% present value ....................................................   $1,080,704    $2,807,618
     Standardized measure of discounted future net cash flows .................   $  883,852    $1,896,144

     In accordance with applicable SEC requirements, estimates of Pure's proved reserves and future net revenues are made using sales prices and costs, estimated to be in effect as of the date of such reserve estimates, that are held constant throughout the life of the properties, except to the extent a contract specifically provides for escalation. The average realized prices for Pure's reserves as of December 31, 2001 were $17.99 per Bbl of oil and $2.23 per Mcf of natural gas, compared to average realized prices for Pure's reserves as of December 31, 2000 of $25.76 per Bbl of oil and $8.49 per Mcf of natural gas. Estimates of oil and natural gas reserves and their estimated values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production. Accordingly, estimates of reserves and their value are inherently imprecise and are subject to constant revision and change and should not be construed as representing the actual quantities of future production or cash flows to be realized from Pure's oil and natural gas properties or the fair market value of such properties.

     At December 31, 2001, the NYMEX prices for crude oil and natural gas were $19.84 per barrel and $2.57 per Mcf, respectively. By way of comparison, at February 28, 2002, the NYMEX prices for crude oil and natural gas were $21.74 per barrel and $2.36 per Mcf, respectively.

Productive Wells and Acreage

     Productive Wells

     The following table sets forth Pure's productive wells as of December 31, 2001:

                                                          Actual
                                                     ----------------
                                                      Gross      Net
                                                     -------    -----
Oil Wells .......................................     4,521     2,497
Gas Wells .......................................     1,532       744
                                                     -------    -----
   Total ........................................     6,053     3,241
                                                     =======    =====

     Productive wells consist of producing wells and wells capable of production, including gas wells waiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well.

     Acreage Data

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers. The following table sets forth the approximate developed and undeveloped acreage in which Pure held a leasehold mineral or other interest as of December 31, 2001:

                                                   Developed            Undeveloped                Total
                                              -------------------   ---------------------   ---------------------
                                               Gross        Net       Gross        Net        Gross        Net
                                              -------     -------   ---------   ---------   ---------   ---------
Leasehold                                     784,688     356,291   1,373,712     854,488   2,158,400   1,210,779
Minerals                                        1,887         203   6,089,058   3,193,942   6,090,945   3,194,145
Other                                          28,100       1,713       1,730           8      29,830       1,721
                                              -------     -------   ---------   ---------   ---------   ---------

Total ...................................     814,675     358,207   7,464,500   4,048,438   8,279,175   4,406,645
                                              =======     =======   =========   =========   =========   =========

Drilling Activities

     The following table sets forth the drilling activity for the periods presented.

                                                         2001           2000          1999
                                                    -------------   ------------  ------------
                                                    Gross    Net    Gross   Net   Gross    Net
                                                    -----   -----   -----  -----  -----    ---
Exploratory:
   Productive .................................      75.0    48.6    15.0    7.7    1.0    1.0
   Dry ........................................      18.0    11.8    10.0    6.1    2.0    2.0
                                                    -----   -----   -----  -----  -----   ----
     Total ....................................      93.0    60.4    25.0   13.8    3.0    3.0
                                                    =====   =====   =====  =====  =====   ====
Development:
   Productive .................................     154.0    80.7    95.0   37.4   27.0   14.5
   Dry ........................................        --      --      --     --     --     --
                                                    -----   -----   -----  -----  -----   ----
     Total ....................................     154.0    80.7    95.0   37.4   27.0   14.5
                                                    =====   =====   =====  =====  =====   ====
Total:
   Productive .................................     229.0   129.3   110.0   45.1   28.0   15.5
   Dry ........................................      18.0    11.8    10.0    6.1    2.0    2.0
                                                    -----   -----   -----  -----  -----   ----
     Total ....................................     247.0   141.1   120.0   51.2   30.0   17.5
                                                    =====   =====   =====  =====  =====   ====

     At December 31, 2001, Pure had 25 gross wells (14.5 net wells) being drilled and not included in the above table.

Net Production, Unit Prices and Costs

     The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by Pure for the periods presented.

                                                                      Year ended December 31,
                                                                   -----------------------------
                                                                     2001       2000      1999
                                                                   --------   --------   -------
Production:
     Oil and condensate (MBbls).................................      7,993      5,278     3,659
     Natural gas (MMcf).........................................     82,472     39,016    28,899
     Total (MBOE)...............................................     21,739     11,781     8,476

Average daily production:
     Oil and condensate (Bbls)..................................     21,899     14,420    10,026
     Natural gas (Mcf)..........................................    225,950    106,600    79,175
     Total (BOE)................................................     59,557     32,187    23,222

Average sales price per unit (excluding effects of hedging):
     Oil and condensate (per Bbl)...............................   $  23.52   $  29.58   $ 17.66
     Natural gas (per Mcf)......................................   $   3.37   $   3.49   $  1.68
     Total (per BOE)............................................   $  21.44   $  24.81   $ 13.36

Average sales price per unit (including effects of hedging):
     Oil and condensate (per Bbl)...............................   $  23.58   $  29.01   $ 17.66
     Natural gas (per Mcf)......................................   $   3.58   $   3.42   $  1.68
     Total (per BOE)............................................   $  22.27   $  24.33   $ 13.36

Expenses per BOE:
     Production costs, excluding production and other taxes.....   $   3.92   $   4.10   $  3.81
     Production and other taxes.................................   $   1.64   $   1.88   $  1.01
     General and administrative.................................   $   1.23   $   1.04   $  0.92
     Depletion, depreciation and amortization...................   $   6.69   $   3.86   $  3.79

Office Facilities

     Pure leases approximately 119,000 square feet of office space in Midland, Texas, where its executive offices are located. The term of the lease is through January 2008. Pure leases approximately 22,500 and 6,600 square feet of office space in Houston, Texas and Corpus Christi, Texas respectively, where it maintains divisional offices. The remaining terms of the leases range from month-to-month to six years.

     Pure acquired leased office space of approximately 25,000 square feet in Denver, Colorado as a result of the Hallwood merger. The term of the lease is through December 2006. Pure closed the Denver office as a part of the Hallwood merger plan and has subleased the office space through December 2006.

ITEM 3. LEGAL PROCEEDINGS

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

     We are unable at this time to assess the likelihood of an unfavorable outcome. We strongly believe the suit is without merit and will vigorously defend against it. In our opinion, the ultimate disposition of this lawsuit in the event of an unfavorable outcome, if the matter does go to trial, should not have a material adverse effect on Pure's financial position or liquidity, but could adversely impact results of operations in a given reporting period.

     Pure is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Pure's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Inapplicable.

(b)  Inapplicable.

(c)  Inapplicable.

(d)  Inapplicable

Officers and Directors of Registrant

     The following individuals are the current officers and directors of Pure:

Name                                   Age       Position
Jack D. Hightower...................    53       President, Chief Executive Officer and Chairman of the Board
George G. Staley....................    67       Executive Vice President - Exploration and Director
William K. White....................    59       Vice President - Finance and Chief Financial Officer
Gary M. Dupriest....................    44       Vice President - Operations
Dan P. Colwell......................    57       Vice President - Acquisitions, Divestitures and Land
Thomas H. Moore.....................    57       Vice President - Business Development
Rodney L. Woodard...................    46       Vice President - Reserves and Evaluation
John L. Benfatti....................    56       Vice President - Finance and Controller
Susan D. Rowland....................    41       Vice President - Administration and Corporate Secretary
Darin G. Holderness.................    38       Assistant Controller
Darrell D. Chessum..................    52       Director
Keith A. Covington..................    38       Director
Graydon H. Laughbaum, Jr............    62       Director
Timothy H. Ling.....................    44       Director
H D Maxwell.........................    70       Director
Herbert C. Williamson, III..........    53       Director

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

     Rodney L. Woodard has served as Vice President, Reserves and Evaluations of Pure since May 2000 and as Vice President, Engineering for Titan since its formation. From 1985 to 1995, Mr. Woodard served as Vice President of Selma International Investment Limited.

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

     Darrell D. Chessum has served as a director of Pure since its inception. Mr. Chessum has served as Treasurer of Unocal Corporation since 1990. Since 1998, Mr. Chessum has served as a director for the following energy industry mutual insurance companies: (a) Oil Investment Corporation Ltd., (b) Oil Casualty Investment Corporation Ltd., (c) Oil Investment (Barbados) Ltd., and
(d) Oil Casualty Investment (Barbados) Ltd.

     Keith A. Covington has served as a director of Pure since May 2000. Since January 2002 to present, Mr. Covington has been self-employed as a real estate investor. From January 1991 to January 2002, Mr. Covington was employed by the Davis Companies, a privately held family company in Los Angeles, with responsibility as vice president for real estate and venture capital investments. Mr. Covington served as a project analyst of Janss Corporation, a real estate developer in Santa Monica, California from September 1989 to December 1990. He served as a Financial Analyst - Corporate Finance of PaineWebber Group Inc., an investment banking, securities and commodities firm, from August 1985 through June 1987.

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

     Timothy H. Ling has served as a director of Pure since its inception. He was named President and Chief Operating Officer of Unocal Corporation in January, 2001. Prior to this he served as Executive Vice President for North American Operations from March 1999 through December 2000 and was Unocal Corporation's Chief Financial Officer from October 1997 to May 2000. He was elected as a Director of Unocal Corporation in January 2000. Prior to joining Unocal Corporation he was a partner of McKinsey & Company, Inc. and also worked as a geologist for the United States Geological Survey in Woods Hole, Massachusetts. Mr. Ling serves as a director of Astro All Asia Networks Ltd., a Malaysian company involved in radio and television broadcasting and direct satellite distribution in Asia and a director of Natural Health Link, a small private healthcare company. He is also a director and officer of the Los Angeles Philharmonic Association.

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

     Herbert C. Williamson, III has served as a director of Pure since May 2000 and of Titan since August 1999. At the present, Mr. Williamson is self-employed as a consultant. From March 2001 to March 2002 Mr. Williamson had served as an investment banker with Petrie Parkman & Co. From April 1999 to March 2001 served as chief financial officer and from August 1998 to March 2001 as a director of Merlon Petroleum Company, a private oil and gas company involved in exploration and production in Egypt. Mr. Williamson served as Executive Vice President, Chief Financial Officer and director of Seven Seas Petroleum, Inc., a publicly traded oil and gas exploration company, from March 1998 to April 1999. From 1995 through April 1998, he served as Director in the Investment Banking Department of Credit Suisse First Boston. Mr. Williamson served as Vice Chairman and Executive Vice President of Parker and Parsley Petroleum Company, a publicly traded oil and gas exploration company (now Pioneer Natural Resources Company) from 1985 through 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Pure's common stock has been publicly traded on the New York Stock Exchange "PRS" since May 26, 2000. The following table summarizes the high and low reported sales prices on NYSE for each quarterly period presented below:

                                                          Common Stock
                                                        ----------------
                                                         High      Low
                                                        ------    ------
     2000:
     Second Quarter (Trading began May 26, 2000)....    $20.94    $13.88
     Third Quarter .................................    $21.19    $14.88
     Fourth Quarter ................................    $21.19    $16.19

     2001:
     First Quarter .................................    $22.50    $18.13
     Second Quarter ................................    $25.30    $17.60
     Third Quarter .................................    $20.55    $15.00
     Fourth Quarter ................................    $20.50    $15.04

     2002:
     First Quarter (through March 1, 2002) .........    $20.68    $19.37

     As of March 1, 2002, Pure estimates there were more than 350 record holders and more than 2,000 beneficial holders of Pure's common stock.

     No dividends have been declared or paid on Pure's common stock to date. Currently, Pure plans to retain all future earnings for the development of its business

     The merger agreement between Union Oil and Titan contains an agreement by Pure that for three years following the merger it will not pay any dividend on the outstanding shares of Pure common stock in cash or property, other than capital stock, in excess of $5 million per year unless approved by a majority of the members of the board of directors of Pure who are not affiliates of Union Oil.

     Under Pure's revolving current credit facilities Pure may only pay dividends up to $10 million annually.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Pure's consolidated financial statement and related notes included in "Item 8. Consolidated Financial Statements and Supplementary Data".

                                                                                         Year Ended December 31,
                                                                       -----------------------------------------------------------
                                                                        2001 (a)     2000 (b)      1999        1998        1997
                                                                       ----------   ----------  ----------  ----------  ----------
                                                                             (dollars in thousands, except per unit data)
Statement of Operations Data:
   Total revenues ...............................................      $  490,435   $  288,165  $  114,125  $  106,850  $  138,190
   Expenses:
     Oil and gas production .....................................          85,198       48,349      32,268      39,430      36,538
     Production and other taxes .................................          35,648       22,141       8,579       8,881      11,621
     General and administrative .................................          26,655       12,281       7,836       7,674       8,264
     Amortization of deferred compensation ......................           1,518       15,386          --          --          --
     Exploration and abandonment ................................          54,766       19,896       6,491       3,623       1,358
     Depletion, depreciation and amortization ...................         145,476       45,426      32,133      33,139      37,552
     Impairment of long-lived assets ............................              --           --         345       7,387       9,562
                                                                       ----------   ----------  ----------  ----------  ----------
        Total expenses ..........................................         349,261      163,479      87,652     100,134     104,895
                                                                       ----------   ----------  ----------  ----------  ----------
   Operating income .............................................         141,174      124,686      26,473       6,716      33,295
     Interest expense ...........................................         (28,308)      (4,396)         --          --          --
     Other income (expense) .....................................           4,313       (2,455)         --         106          58
     Income taxes expense .......................................         (34,374)     (34,975)     (8,685)     (1,780)    (11,180)
     Minority interest ..........................................          (1,445)          --          --          --          --
                                                                       ----------   ----------  ----------  ----------  ----------
   Net income ...................................................      $   81,360   $   82,860  $   17,788  $    5,042  $   22,173
                                                                       ==========   ==========  ==========  ==========  ==========

   Net income per common share ..................................      $     1.62   $     1.93  $     0.54  $     0.15  $     0.68
   Net income per common share - assuming dilution ..............      $     1.59   $     1.90  $     0.54  $     0.15  $     0.68
   Weighted average equivalent common shares outstanding ........          50,108       42,835      32,709      32,709      32,709

Other Data:
   Net cash provided by (used in):
     Operating activities ( c ) .................................      $  308,294   $  143,101  $   58,403  $   47,117  $   63,388
     Investing activities .......................................        (739,530)    (100,051)    (19,113)    (41,892)    (21,982)
     Financing activities .......................................         433,504      (39,725)    (39,290)     (5,225)    (41,106)
   Net settlements with owner ( c ) .............................          (2,948)      15,844      39,290       5,225      41,106
   EBITDAX ( d ) ................................................         318,284      189,106      65,505      50,865      81,767
   Capital expenditures .........................................         743,932      104,734      19,427      42,612      23,295

Consolidated Operating Data:
   Production:
     Oil and condensate (MBbls) .................................           7,993        5,278       3,659       3,991       4,021
     Natural gas (MMcf) .........................................          82,472       39,016      28,899      29,962      28,367
     Total (MBOE) ...............................................          21,739       11,781       8,476       8,985       8,749
   Average Sales Prices Per Unit (including effects of hedging):
     Oil and condensate (per Bbl) ...............................      $    23.58   $    29.01  $    17.66  $    13.18  $    18.69
     Natural gas (per Mcf) ......................................            3.58         3.42        1.68        1.78        2.21
     Total (per BOE) ............................................           22.27        24.33       13.36       11.76       15.78
   Expenses per BOE:
     Production costs, excluding production and other taxes:           $     3.92   $     4.09  $     3.81  $     4.39  $     4.20
     Production and other taxes .................................            1.64         1.88        1.01        0.99        1.32
     General and administrative .................................            1.23         1.04        0.92        0.85        0.96
     Depletion, depreciation and amortization ...................            6.69         3.86        3.79        3.69        4.32

Consolidated Balance Sheet Data (at period end):
   Cash and cash equivalents ....................................      $    5,593   $    3,325  $       --  $       --  $       --
   Total assets .................................................       1,434,808      719,115     294,690     311,270     307,826
   Long-term obligations ........................................         586,703       68,000          --          --          --
   Stockholders' equity and owner's net investment ..............         488,083      377,786     202,624     224,126       224,309

----------
(a) Pure completed the International Paper transaction in January 2001 and the Hallwood merger in May 2001. The International Paper transaction and Hallwood merger were accounted for as purchase business combinations. Accordingly, the results of operations since February 2001 reflect the impact of the International Paper transaction and since May 2001 reflect the impact of the Hallwood merger. Pure adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(b) Pure completed the Titan merger in May 2000. This transaction was accounted for as a purchase of Titan. Accordingly, the results of operations since the Titan merger reflect the impact of the purchase.

(c) The effect of certain working capital changes are included in net settlements with owners for 1999 through 1997.

(d) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of property, plant and equipment, exploration expense and dry hole costs, and other noncash items to net income. EBITDAX is not intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDAX is included herein because management believes that investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly titled figures for such other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Pure is an independent energy company engaged in the exploitation, development, exploration and acquisition of oil and gas properties. Pure's strategy is to grow reserves, production, cash flows and net income per share by:

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

Impact of Commodity Prices

     Our revenues, operating results and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in the oil and natural gas markets has remained prevalent in the last few years. During 1998 and through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 1999 and continuing into early 2000, prices improved. The average prices received by producers in all our core areas rose sharply in the first half of 2001 and 2000 compared to 1999. The NYMEX average price for crude oil and natural gas was $19.30 per barrel and $2.32 per Mcf for 1999, compared to $30.25 per barrel and $4.32 per Mcf for 2000 and compared to $26.00 per barrel and $4.14 per Mcf in 2001, respectively. At December 31, 2001, the NYMEX prices for crude oil and natural gas were $19.84 per barrel and $2.57 per Mcf, respectively. By way of comparison, at February 28, 2002, the NYMEX prices for crude oil and natural gas were $21.74 per barrel and $2.36 per Mcf, respectively.

     In an effort to mitigate the impact of commodity prices Pure, at times, utilizes financial commodity derivatives. At December 31, 2001, Pure has financial commodity derivatives for 19,092,000 MMBtu of natural gas and 373,000 barrels of crude oil to mitigate the impact of commodity prices on its estimated 2002 production.

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

Hallwood Merger

     On March 30, 2001, Pure and Hallwood Energy Corporation ("Hallwood") announced the signing of a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure, would acquire all the outstanding shares of common stock of Hallwood at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood. Total cash purchase price for the transaction is estimated to be approximately $260.4 million, including assumed debt. Purchase accounting treatment was utilized in this transaction which resulted in a total purchase price of approximately $275.6 million.

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

     At May 1, 2001, Pure estimated the total proved reserves acquired (SEC 10% basis) to have been approximately 36,800 MBOE with an SEC 10% present value at approximately $386 million. The total proved reserves were approximately 80% natural gas. The Hallwood properties are primarily located in the Permian Basin, the San Juan Basin, South Texas and onshore southern Louisiana.

International Paper Transaction

     On January 31, 2001, Pure (a) acquired oil and gas properties, fee mineral and royalty interests from International Paper Company and (b) contributed cash for a controlling general and limited partnership interests, in a partnership that owns oil and gas properties contributed by International Paper, for a total of approximately $261 million, subject to adjustment, for cash. The transaction was funded from Pure's credit facilities.

     The transaction provides Pure with additional areas of focus, primarily offshore in the Gulf of Mexico and in the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida. Pure also acquired over 6 million gross (3.2 million net) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States.

     At December 31, 2000, Pure estimated the total proved reserves acquired (SEC 10% basis) to have been approximately 25,000 MBOE with an SEC 10% present value of approximately $629 million. The total proved reserves were approximately 69% natural gas, and 96% of the reserves are proved developed.

7.125% Senior Notes

     In June 2001, Pure issued $350 million in unsecured senior notes which bear interest at 7.125%. The 7.125% senior notes were issued at a discount to their face value which resulted in the 7.125% senior notes having a yield of 7.232%. The 7.125% senior notes pay interest each June 15 and December 15 beginning in December 2001. The maturity date of the 7.125% senior notes is June 15, 2011. Pure has the right to redeem the 7.125% senior notes at any time for an amount equal to the principal plus a make-whole premium.

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

     Immediately following completion of the merger, Pure had approximately 50 million shares of common stock outstanding, Union Oil held approximately 65.4% (32.7 million shares) of those Pure shares and the remaining 34.6 % (17.3 million shares) were held by the previous stockholders of Titan common stock, who were entitled in the merger to exchange each share of Titan common stock for ..4302314 of a share of Pure common stock.

Business Opportunities Agreement

     In order to minimize conflicts of interest between Union Oil and Pure and to permit Union Oil to continue to conduct its business without undue risk of liability, the parties entered into a business opportunities agreement in which Pure agreed that it has no interest or expectancy in business opportunities developed by Union Oil in accordance with standards set forth in the business opportunities agreement. Pure also agreed that, without the consent of Union Oil, it will not conduct any business other than the oil and gas exploration, development and production business and will not pursue any new business opportunities that are outside of certain geographic areas. As a result of the business opportunities agreement, as affected by limited waivers that Pure has obtained from Union Oil, Pure is contractually prohibited from conducting business outside of the continental United States and designated areas in the offshore Gulf of Mexico region of the United States, which designated areas relate to the programs and partnerships Pure acquired in the International Paper transaction. Further, unless conducted through one of such programs or partnerships, Pure is prohibited from conducting business in the designated offshore areas if the opportunity relates to a prospect with gross unrisked reserve target potential of less than 20 Bcf without Union Oil's consent. Also, the limited waiver with respect to the offshore areas will terminate on March 31, 2003, if Union Oil notifies Pure in September 2002 that it will not extend the limited waiver. The restrictions on our ability to expand, develop and explore certain offshore assets related to those acquired from International Paper may limit our ability to realize fully the value of certain of the acquired assets. Because of Pure's geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure more than if its operations were more geographically diversified. The business opportunities agreement does not affirmatively restrict Union Oil's business activities, including within the designated areas. However, the agreements remaining restrictions may limit Pure's ability to diversify its operating base and may limit its ability to realize fully the value of certain of the assets acquired in the International Paper transaction.

Employment/Severance Arrangements

     Put Right

     Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,811,107 Pure shares held subject to the put right at December 31, 2001). At December 31, 2001, with the net asset value per share of $17.54, Pure's obligation to purchase this common stock was approximately $49.3 million,

..    Acquired by the officer pursuant to exercise of stock options currently held or granted in the future, (see Note 11 of Notes to Consolidated Financial Statements for the shares underlying the stock option subject to the put right at December 31, 2001 and the applicable exercise prices). At December 31, 2001, there were 4,120,570 stock options subject to the put right, of which 3,449,068 had exercise prices that were less than the net asset value per share of $17.54 at December 31, 2001. Pure would receive proceeds of approximately $40.0 million if the 3,449,068 of stock options were exercised and Pure's obligation to purchase the 3,449,068 shares, at the net asset value per share of $17.54 at December 31, 2001, was approximately $60.5 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at December 31, 2001 was approximately $20.5 million.

     The put right is exercisable by the covered officer upon the occurrence of a "put event" by providing written notice to Pure within 90 days after the date of the put event. The date of that exercise notice establishes the "put date" for purposes of making certain calculations to be utilized in the closing of the related purchase of shares, or "put closing." If the officer either does not exercise the put right in a situation other than in connection with a change of control of Pure or Unocal, or exercises the put right with respect to only a portion of the covered shares, the officer cannot later cause Pure to purchase additional shares after another put event. A put event means any one of the following:

..    Termination of the officer's employment for any reason after May 25, 2003
     (for example, as a result of voluntary resignation or termination for cause, as defined in the applicable agreement).

..    Termination of the officer's employment by Pure without cause, as defined in the applicable agreement.

..    Change of control, as defined in the applicable agreement, of Pure.

..    Change of control, as defined in the applicable agreement, of Unocal.

..    Death or disability of the officer.

..    Resignation of the officer for good reason, as defined in the applicable agreement and discussed below.

..    Acquisition by Union Oil and its affiliates of beneficial ownership of 85%
     or more of Pure's voting securities.

     If a put event occurs and one or more of the covered officers exercises the put right, Pure will require cash to satisfy its obligation to purchase the shares covered by the put exercise. Because the employment/severance agreements provide the covered officer the right to include in the amount of shares to be purchased by Pure any specified shares that are acquired pursuant to stock option exercises after the put event or put date but before the related put closing, Pure may receive cash from stock option exercises in connection with exercises of the put right. If Pure does not have enough cash, net of the amount received by Pure in related stock option exercises, to satisfy its obligations, Pure would have to incur additional indebtedness. At December 31, 2001, the net amount of required cash, assuming all individuals subject to the put exercise their put right at the net asset value per share of $17.54, is estimated to be $69.8 million (which is reflected in the consolidated balance sheet as the amount of the common stock subject to repurchase). At the end of the calendar quarters since the origination of the employment/severance agreements containing the put right, the amount of the common stock subject to repurchase has ranged from $69.8 million to $155.5 million, as calculated in accordance with the following paragraph. Accordingly, it could require substantial financial resources of Pure to fund the put right.

     The net asset value per share is computed by dividing the net asset value, as defined below, by the number of fully-diluted outstanding shares. The net asset value is computed as 110% of the pre-tax present value (discounted at 10%) of Pure's proved reserves, utilizing the average of the three-year NYMEX commodity strip price for the 120 days prior to the put date (adjusted for commodity hedges in place at the put date), less the funded debt of Pure at the put date. Funded debt was approximately $589.2 million at December 31, 2001. The calculated number of fully-diluted outstanding shares as the sum of (a) the total issued and outstanding common shares of Pure at the put date and (b) the total number of outstanding stock options (regardless of whether the options are in-the-money or out-of-the-money) or other securities convertible into common stock as of the put date (for both management and employees).

     For purposes of valuing the proved reserves, the board of directors of Pure, in its sole discretion, will determine the proved reserves ("initial valuation"). Messrs. Hightower and Staley have the right to request a second valuation at their expense by a third party independent engineering firm ("second valuation"). If the second valuation is not acceptable to Pure, Pure must select another third party independent engineering firm to perform a third evaluation ("final valuation") and the cost of the final valuation will be shared equally by Pure and the officer. If the final evaluation exceeds the second valuation, the second valuation must be used to determine the net asset value. If the initial valuation exceeds the final evaluation, the initial valuation must be used to determine the net asset value. If the final evaluation is between the initial valuation and the second valuation, an average of all three evaluations must be used to determine the value of the proved reserves.

     At December 31, 2001, the net asset value per share (based on the data above) was estimated to be $17.54, and Pure's common stock price closed at $20.10 per share.

     The $69.8 million reflected in the consolidated balance sheet at December 31, 2001 as common stock subject to repurchase is based on the net asset value per share of $17.54 discussed above and has been calculated as (a) the amount required to purchase all covered shares of common stock (including shares underlying stock options) of all covered officers, less (b) the proceeds Pure would receive from the exercise by all covered officers of all of their in-the-money stock options (options whose exercise price is less than the net asset value per share).

     The gross deferred compensation related to Pure's potential obligations to purchase the covered shares (including shares underlying stock options), which at December 31, 2001 was approximately $30.7 million, is calculated as the sum of the following:

     (a) the product of (x) the difference between the net asset value per share and Pure's common stock price (but only if the net asset value per share is higher), times (y) the total of the number of all covered officers' covered shares that were actually outstanding at December 31, 2001; plus

     (b) the product of (x) the difference between the higher of the net asset value per share or Pure's common stock price and the exercise price of all covered officers' stock options with an exercise price that is less than the higher of net asset value per share or Pure's common stock price, times (y) the number of shares underlying these stock options.

     In 2001 and 2000, Pure recorded approximately $915,000 and $14.8 million, respectively, in compensation expense related to these compensation arrangements. The total deferred compensation periodically determined will be amortized as compensation expense over a three-year period for common stock held at May 26, 2000 (date of the Titan merger), and the vesting period of each of the applicable stock option agreements. At December 31, 2001 the deferred compensation reflected in the consolidated balance sheet of $15.0 million is computed by taking the gross deferred compensation of $30.7 million less the compensation expense recorded in 2001 and 2000, as noted above. After May 26, 2003, any changes in gross deferred compensation, except for stock options not fully vested, for each quarterly determination period will be charged or credited to compensation expense in each quarterly determination period.

     This compensation arrangement is being treated as a "variable plan" under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25."

     At December 31, 2001, Pure recorded as common stock subject to repurchase $69.8 million based on Pure's historical method of calculating this liability. Due to interpretational factors and circumstances that could exist at the time of the exercise of the put right, Pure estimates this put obligation would be not less than $69.8 million nor more than $81.2 million at December 31, 2001. The aforementioned interpretations and circumstances relate to the treatment and application of the proceeds from the exercise of the stock options and to the number of shares to be considered or utilized as fully-diluted shares. Additionally, the common stock subject to repurchase could differ due to (a) the imprecision associated with the engineering of oil and gas reserves and (b) the multiple valuations of the proved reserves that could be required under the put right, as discussed above.

     Severance Benefits

     Pursuant to the employment/severance agreements, upon the occurrence of a termination event for severance benefits, as defined in the applicable agreement and discussed below, each covered officer is entitled to severance benefits including the following:

     . Cash payment equal to one to three times (depending on officer) of the sum of (a) the annual base salary and (b) greater of the bonus from the preceding year or the average of the bonus from the three previous years, with a gross-up payment to offset fully the effect of any federal excise tax imposed on the severance payment. The aggregate payment potentially payable, at December 31, 2001, under this provision is approximately $6.0 million, excluding the effect of any gross-up payment, if any.

     . Immediate vesting of all restricted stock, options and other rights granted to the officer.

     . Action by Pure to prevent automatic termination of the officer's stock options as a result of termination.

     A termination event, as defined in the applicable agreements, for purposes of the severance benefits is any one of the following:

..    Termination of employment of the officer by Pure for any reason other than cause.

..    Voluntarily termination of employment by the officer for good reason, with good reason including the following:

     . Material change in the nature and scope of the officer's duties and responsibilities from those at May 26, 2000.

     . Reduction in the officer's status with Pure below their current position. o Reduction of the officer's base salary below the base salary immediately prior to May 26, 2000, except for proportionate, officer-wide reductions.

     . Material diminution in the officer's eligibility to participate in the benefit and incentive plans of Pure provided to the officer immediately prior to May 26, 2000.

     . Relocation of the officer outside the state of Texas or required travel in excess of the greater of (a) 90 days per year or (b) the level of travel of the officer the year immediately prior to May 26, 2000.

..    Change of control of Pure and failure to reach agreement on employment terms following the change of control, which terms are acceptable to the officer.

..    Change of control of Unocal and failure to reach agreement on employment terms following the change of control, which terms are acceptable to the officer.

..    Acquisition by Union Oil and its affiliates of beneficial ownership of 85%
     or more of Pure's voting securities.

Critical Accounting Policies and Practices

     Successful Efforts

     Pure uses the successful efforts method of accounting for its oil and gas producing activities, which is highly dependent on estimates of its oil and gas reserves which are inherently imprecise. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves and geological and geophysical costs are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and significant development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

     Provision for depletion of oil and gas properties, under the successful efforts method, is calculated using the unit-of-production method (which utilizes proved reserves, which are based on the subjective process of petroleum engineering) on the basis of an aggregation of properties with a common geologic structural feature or stratigraphic condition, typically a field or reservoir.

     Impairment of Long-Lived Assets

     Pure, in accordance with SFAS No.121, estimated its expected future cash flows of its oil and gas properties by amortization unit and compared the amounts determined to the carrying amount of its oil and gas properties less the accrued abandonment and restoration obligations to determine if the carrying amounts were recoverable. For those oil and gas properties for which the carrying amount less the accrued abandonment and restoration obligations exceeded the estimated future net cash flows, an impairment was determined to exist; therefore, Pure adjusted the carrying amount of those oil and gas properties to their estimated fair value as determined by discounting their expected future net cash flows at a discount rate commensurate with the risks involved in the industry. As a result of this process, Pure recognized an impairment of approximately $345,000 related to its oil and gas properties during 1999, which resulted from reserve revisions and decreased cash flows related to severely decreased commodity prices. Pure had no impairments in 2001 and 2000.

     Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

     . Reserve economics are adjusted for known changes such as extensions and discoveries, acquisitions and dispositions of proved properties and changes in production rates and projected decline characteristics. Reserves are based on petroleum engineering, which is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. If Pure's reserve estimates had been lower than those estimated by Pure's independent petroleum engineers and those prepared by Pure's petroleum engineers, which is a possibility if other petroleum engineers were utilized due to the inexactness of the engineering process, Pure could have incurred an impairment in 2001. Pure's management believes its reserve estimates are reasonable.

     . Cash flows from proved oil and gas properties and appropriate risk-adjusted probable and possible reserves are considered in the analysis.

     . The prices used for determining cash flows are determined based on the near-term (a period of one to four years, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held constant for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. Assuming use of another party's price outlook, it is possible that Pure could have incurred an impairment in 2001; however, Pure's management believes its price outlook assumptions were reasonable at December 31, 2001.

     If commodity prices deteriorate from management's view at December 31, 2001, it is possible that Pure could incur an impairment in 2002.

     Put Right

     The put right is accounted for as a "variable plan" under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." The put right uses the valuation of oil and gas reserves, which as previously discussed is a subjective process. The amounts associated with the put right have the potential to have a significant impact on Pure's consolidated financial statements from period to period, as previously discussed.

Operating Data

     The following sets forth Pure's historical operating data:

                                                                                      Year ended December 31,
                                                                                   -----------------------------
                                                                                     2001       2000      1999
                                                                                   --------   --------   -------
Production:
     Oil and condensate (MBbls).................................................      7,993      5,278     3,659
     Natural gas (MMcf).........................................................     82,472     39,016    28,899
     Total (MBOE)...............................................................     21,739     11,781     8,476

Average daily production:
     Oil and condensate (Bbls)..................................................     21,899     14,420    10,026
     Natural gas (Mcf)..........................................................    225,950    106,600    79,175
     Total (BOE)................................................................     59,557     32,187    23,222

Average sales price per unit (excluding effects of hedging):
     Oil and condensate (per Bbl)...............................................   $  23.52   $  29.58   $ 17.66
     Natural gas (per Mcf)......................................................   $   3.37   $   3.49   $  1.68
     Total (per BOE)............................................................   $  21.44   $  24.81   $ 13.36

Average sales price per unit (including effects of hedging):
     Oil and condensate (per Bbl)...............................................   $  23.58   $  29.01   $ 17.66
     Natural gas (per Mcf)......................................................   $   3.58   $   3.42   $  1.68
     Total (per BOE)............................................................   $  22.27   $  24.33   $ 13.36

Expenses per BOE:
     Production costs, excluding production and other taxes.....................   $   3.92   $   4.10   $  3.81
     Production and other taxes.................................................   $   1.64   $   1.88   $  1.01
     General and administrative.................................................   $   1.23   $   1.04   $  0.92
     Depletion, depreciation and amortization...................................   $   6.69   $   3.86   $  3.79

Results of Operations

     Pure closed the International Paper transaction in January 2001 and the results of operations from these assets have been included in Pure's since February 1, 2001. Pure completed the Hallwood and Titan mergers in May 2001 and 2000, respectively. The transactions were accounted for as a purchase of Hallwood and Titan. Accordingly, the results of operations since May 1, 2001 for Hallwood and June 1, 2000 for Titan have been included in Pure's.

     Years ended 2001 as compared to 2000

     Pure's revenues from the sale of oil and natural gas were $188.5 million and $295.6 million for 2001 and $153.1 million and $133.5 million for 2000, respectively. Including the effects of hedging, compared with 2000, Pure's 2001 average oil sales prices decreased by $5.43 per Bbl, or 19%, while average gas sales prices increased by $0.16 per Mcf, or 5%. The increase in production of 9,958 MBOE in 2001 is primarily the result of the Titan merger, International Paper transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The Titan, International Paper transaction and Hallwood properties contributed approximately 8,792 MBOE of production in 2001.

     Pure's oil and gas production expenses, excluding production and other taxes, were $85.2 million ($3.92 per BOE) and $48.3 million ($4.10 per BOE) for 2001 and 2000, respectively. Production expenses increased $36.8 million, which is the result of (a) production costs from the Titan properties of $9.6 million, International Paper transaction properties of $11.3 million and Hallwood merger properties of $12.6 million (b) significant increases in the costs of services and products and (c) decrease of $900,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production costs may be more readily seen as general and administrative costs by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative costs.

     Other operating revenues are primarily the result of Hallwood's monetization of its Section 29 credits, prior to Pure's acquisition of Hallwood. Pure will continue to receive a portion of this revenue through December 2002 when the Section 29 credits are currently set to expire. In December 2001, Pure acquired one of the entities which paid Pure for Section 29 credits. Accordingly, Pure will no longer receive a portion of this revenue, but will have the Section 29 credits available to reduce its federal income tax liability.

     Production and other taxes were $35.6 million ($1.64 per BOE) and $22.1 million ($1.88 per BOE) for 2001 and 2000, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased revenues from the assets in the Titan merger, International Paper transaction and the Hallwood merger.

     General and administrative expenses were $26.7 million ($1.23 per BOE) and $12.3 million ($1.04 per BOE) for 2001 and 2000, respectively. General and administrative expenses increased as a result of (a) the Titan merger, the International Paper transaction and Hallwood merger, (b) subsequent to the Titan merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by a $1.4 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

     Depletion, depreciation, and amortization expense ("DD&A") was $145.4 million ($6.69 per BOE) and $45.4 million ($3.86 per BOE) for 2001 and 2000, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the Titan merger, the International Paper transaction, the Hallwood merger and Pure's capital program for 2001. The increase in the per unit amount is primarily attributable to (a) the per unit acquisition costs from the International Paper transaction and Hallwood merger and (b) the downward revision in proved reserves as a result of a decrease in the underlying oil and gas prices.

     Pure's exploration and abandonment expense was $54.8 million and $19.9 million for 2001 and 2000, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the Titan merger, the International Paper transaction and Hallwood merger, (b) exploratory dry hole costs, (c) seismic costs and (d) offset by a $200,000 decrease in Union Oil's indirect costs between periods. The significant increase in exploratory dry hole costs is related to the significant increase in the exploratory capital expended in 2001.

     In 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program, (b) the International Paper transaction that closed in January 2001 and (c) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued $350 million of 7.125% fixed rate senior notes. Interest expense in 2000 was due primarily to the assumption of debt in the Titan merger.

     In 2001, other income (expense) includes $4.7 million of gain attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No. 133. In 2001, other income (expense) includes approximately $2.0 million of bad debt expense primarily related to uncollectible receivables owed by Enron to Pure on derivative contracts. In 2000, other expense primarily relates to transitional type costs associated with the Union Oil contribution of properties into Pure and certain transaction costs of Union Oil directly related to the Titan merger.

     Income tax expense was $34.4 million and $35.0 million for 2001 and 2000, respectively. Income tax expense decreased, primarily, due to (a) decreased earnings between periods, (b) a $2.6 million adjustment made in 2001 relates to Pure's 2000 income taxes as previously reported in 2000 and (c) a reduction in Pure's expected effective tax rate in 2001 as compared to 2000.

     Years ended 2000 as compared to 1999

     Pure's revenues from the sale of oil and natural gas were $153.1 million and $133.5 million for 2000 and $64.6 million and $48.6 million for 1999, respectively. Including the effects of hedging, compared with 1999, Pure's 2000 average oil sales prices increased by $11.35 per Bbl, or 64%, while average gas sales prices increased by $1.74 per Mcf, or 103%. The increase in production of 3,304 MBOE in 2000 is primarily the result of the Titan merger, offset by normal production declines. The historical Titan properties contributed approximately 3,383 MBOE of production in 2000.

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

     Depletion, depreciation, and amortization expense ("DD&A") was $45.4 million ($3.86 per BOE) and $32.1 million ($3.79 per BOE) for 2000 and 1999, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the Titan properties since May 31, 2000.

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

Liquidity and Capital Resources

     Pure's primary capital resources are net cash flows provided by operating activities and the availability under its revolving credit facilities, of which approximately $277 million was available at December 31, 2001. Unlike many energy related companies, Pure's revolving credit facilities do not require Pure to undergo borrowing base redeterminations, which could result in reduced credit availability. In June 2001, Pure completed the issuance of 7.125% senior notes due in 2011, the proceeds from which were used to pay off the interim financing for the Hallwood merger and reduce existing borrowings under Pure's revolving credit facilities. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs. When appropriate, Pure would consider use of debt and equity financing, non-recourse transactions and asset sales.

Net Cash Provided by Operating Activities

     Cash flow from operating activities for Pure was $308.3 million for 2001 compared to $143.1 million for 2000. The increase in net cash provided by operating activities was primarily due to (a) increased commodity prices, primarily in the first half of 2001, (b) Pure's significant capital expenditure program, (c) the Hallwood merger, (d) the International Paper transaction and
(e) the Titan merger. Commodity prices are highly volatile and Pure's cash flow can vary dramatically from period to period. A substantial period of low commodity prices could have a substantial negative impact on Pure's cash flow.

Capital Expenditures

     For 2001, Pure's initial drilling and related capital budget was approximately $160 million. With the International Paper transaction and the Hallwood merger, the drilling and related capital budget increased to $241 million ($230 million of which is the exploration and production budget). The revised budget was comprised of approximately (a) $83 million in development projects, (b) $62 million in exploration projects, (c) $62 million in probable/possible projects, (d) $23 million to acquire additional acreage and seismic data and (e) $11 million in other corporate items. In 2001, Pure actually spent approximately $744 million on capital expenditures, which included $439 million related to the International Paper transaction and Hallwood merger that were not budgeted. Pure does not budget acquisitions.

     Pure requires capital primarily for the acquisition, exploration and development of oil and gas properties as well as for general working capital needs. The following table sets forth the costs incurred by Pure in its acquisition, exploration and development activities.

                                                       Year ended December 31,
                                                -------------------------------------
                                                  2001           2000          1999
                                                --------       --------       -------
                                                        (in thousand of dollars)
     Property acquisition:
             Proved                             $598,093       $245,314       $   676
             Unproved                             62,404         20,416            88
     Exploration                                 141,351         39,206         4,519
     Development                                 115,541         47,251        17,256
                                                --------       --------       -------
             Total costs incurred               $917,389       $352,187       $22,539
                                                ========       ========       =======

     For 2002, Pure's initial drilling and related capital budget was approximately $225 million. The initial budget was comprised of approximately
(a) $66 million in development projects, (b) $49 million in exploration projects, (c) $84 million in probable/possible projects, (d) $24 million to acquire additional acreage and seismic data and (e) $2 million in other corporate items. In light of recent declines in commodity prices, Pure has reviewed its 2002 drilling and related capital spending plan and currently expects approximately $105 to $150 million will be spent in 2002. Pure will maintain flexibility to accelerate or increase 2002 capital spending should commodity prices increase. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by Pure and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of Pure, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

     While Pure regularly engages in discussions relating to potential acquisitions of oil and gas properties, Pure has no present agreement, commitment or understanding with respect to any such acquisition, other than the acquisition of oil and gas properties and interests in its normal course of business.

Capital Resources

     Pure's current primary capital resources are net cash flows provided by operating activities and the availability under the revolving credit facilities, of which approximately $277 million was available at December 31, 2001. Pure has significant contractual obligations in the future that will require capital resources. The following table is a summary of the significant contractual obligations:

                                                              Obligations Due in Period
                                             -------------------------------------------------------
      Contractual Cash Obligations             2002    2003-2004   2005-2006   Thereafter    Total
    --------------------------------------   -------   ---------   ---------   ----------   --------
                                                         (dollars in thousands)
    7.125% senior notes                      $    --   $     --     $    --     $350,000    $350,000
    5-Year Revolver                               --         --      58,000           --      58,000
    3-Year Revolver                               --    175,000          --           --     175,000
    Working Capital Revolver                   6,200         --          --           --       6,200
    Non-cancelable operating leases            2,577      5,041       4,758        1,367      13,743
    Non-cancelable subleases                    (155)      (778)       (909)          --      (1,842)
    Commodity derivatives                      4,918         --          --           --       4,918
    Interest rate derivatives                    620        721          --           --       1,341
    Common stock subject to repurchase (a)        --         --          --       69,800      69,800
                                             -------   --------     -------     --------    --------
    Total contractual cash obligations       $14,160   $179,984     $61,849     $421,167    $677,160
                                             =======   ========     =======     ========    ========

----------
(a) The contractual due date of the common stock subject to repurchase is not determinable at the present.

     Details regarding the significant contractual cash obligations are discussed below. A change in Pure's credit rating will not accelerate any of the contractual cash obligations. Pure's ability to obtain additional sources of financing are dependent on its operating cash flows and the value of its oil and gas reserves. Commodity prices are extremely volatile and could negatively impact Pure's ability to obtain additional sources of financing.

     At December 31, 2001, Pure had the following financial commitments:

                                                       Commitment Expiration per Periods
                                          -------------------------------------------------------
           Financial Commitments           2002     2003-2004   2005-2006   Thereafter    Total
     ----------------------------------   -------   ---------   ---------   ----------   --------
                                                        (dollars in thousands)
     3-Year Revolver                      $    --    $275,000    $     --       $--      $275,000
     5-Year Revolver                           --          --     235,000        --       235,000
     Working Capital Revolver              10,000          --          --        --        10,000
     Performance bonds                     11,352          --          --        --        11,352
     Standby letters of credit                 --          --          --        --            --
     Pure guarantees                           --          --          --        --            --
                                          -------    --------    --------       ---      --------
     Total contractual cash obligations   $21,352    $275,000    $235,000       $--      $531,352
                                          =======    ========    ========       ===      ========

     At December 31, 2001, of the financial commitments under Pure's 3-Year Revolver, 5-Year Revolver and Working Capital Revolver, there was $100 million, $177 million and $3.8 million of availability. In the normal course of business, Pure has performance obligations which are supported by surety bonds and letters of credit. These obligations primarily cover site restoration and dismantlement or other programs where governmental organizations require such support.

     At December 31, 2001, the common stock subject to repurchase was approximately $69.8 million, as reflected in Pure's consolidated balance sheet. In the quarters since the origination of the employment/severance agreements containing the put right the amount of the common stock subject to repurchase has ranged from $69.8 million to $155.5 million. Accordingly, it could require substantial financial resources, in excess of those at December 31, 2001, of Pure to fund the put right. If this occurred, this could reduce Pure's capital resources available to be utilized towards its debt, capital budget and acquisitions.

Credit Facilities and Senior Notes

     5-Year Revolver

     In September 2000, Pure entered into an unsecured credit agreement for a $250 million five-year revolving credit facility ("5-Year Revolver") with JPMorgan Chase Bank (the "Bank") and First Union National Bank. The 5-Year Revolver has current commitments of $235 million. All amounts outstanding on the 5-Year Revolver are due and payable in full on September 29, 2005. A portion of the 5-Year Revolver is available for the issuance of up to $50 million of letters of credit. At December 31, 2001, $58 million was outstanding under the 5-Year Revolver.

     At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum.

     The 5-Year Revolver contains various restrictive covenants and compliance requirements, which include (a) limiting the incurrence of additional indebtedness, (b) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, (c) limitation on dividends and distributions, (d) other financial covenants and (e) limitation on hedging arrangements.

     3-Year Revolver

     In November 2001, Pure entered into an unsecured credit agreement with JPMorgan Chase, First Union National Bank and BNP Paribas for a $275 million 3-year revolving credit facility ("3-Year Revolver"). All amounts outstanding under the 3-Year Revolver are due and payable in full on November 20, 2004. A portion of the 3-Year Revolver is available for the issuance of up to $50 million of letters of credit. At December 31, 2001, $175 million was outstanding under the 3-Year Revolver.

     At Pure's option, borrowings under the 3-Year Revolver bear interest at either (a) the "Alternate Base Rate" (i.e., higher of the Bank's prime rate, or the federal funds rate plus .50% per annum) or (b) the Eurodollar rate plus a margin ranging from .375% to .950% per annum. These margins vary as Pure's debt ratings with S&P and Moody's change (i.e. improvement in Pure's debt rating decreases its margins). At December 31, 2001, Pure is paying .750% margin on its Eurodollar tranches.

     Participation fees on letters of credit are due quarterly and range from ..500% to .750% per annum on the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 3-Year Revolver and range from .125% to .300% per annum. Utilization fees of .25% are due quarterly on the outstanding principal and letters of credit for the periods when the lenders' exposure exceeds 33% of the total commitments.

     The 3-Year Revolver contains various restrictive covenants and compliance requirements (which are identical to the 5-Year Revolver), which include (a) limiting the incurrence of additional indebtedness, (b) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, (c) limitation on dividends and distributions, (d) other financial covenants and (e) limitation on hedging arrangements.

     7.125% Senior Notes

     In June 2001, Pure issued $350 million in unsecured senior notes which bear interest at 7.125%. The 7.125% senior notes were issued at a discount to their face value which resulted in the 7.125% senior notes having a yield of 7.232%. The 7.125% senior notes pay interest each June 15 and December 15 beginning in December 2001. The maturity date of the 7.125% senior notes is June 15, 2011. Pure has the right to redeem the 7.125% senior notes at any time for an amount equal to the principal plus a make-whole premium.

     The 7.125% senior notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Pure. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the 5-Year Revolver and 3-Year Revolver and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

     The 7.125% senior notes indenture contains covenants, which include limitations on (a) liens, (b) sale/leaseback transactions and (c) mergers and consolidations. Pursuant to a registration rights agreement, in November 2001 Pure completed an exchange offer pursuant to which the 7.125% senior notes were exchanged for a new, registered issue of 7.125% senior notes.

     Credit Rating Agencies

     Pure, as a part of issuing its 7.125% senior notes, received credit ratings from Fitch, Moody's and Standards & Poor ("S&P"). Pure received, from the rating agencies, investment grade ratings (Baa3 with Fitch, Baa3 with Moody's and BBB-with S&P). Pure is subject to regular reviews by the rating agencies. If Pure were to be downgraded by any of the rating agencies it could have an impact on Pure's (a) ability to get additional financing in the future and (b) interest rates and fees it would be able to obtain on new financing. As noted above, under Pure's 3-Year Revolver the interest rate and fees are adjusted upon changes to Pure's credit rating, both positively and negatively. At the present, Pure does not have any obligations whose payment would be accelerated in the event of a downgrade of Pure's credit rating.

Liquidity and Working Capital

     At December 31, 2001, Pure had $5.6 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was 0.69 at December 31, 2001. Pure maintains low cash levels for cash management purposes. Pure, at December 31, 2001 and 2000, had availability under its revolving credit facilities to fund any working capital deficit.

     Working Capital Revolver

     In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with a bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the bank's cost of funds plus 1% per annum. At December 31, 2001, there was an outstanding principal of $6.2 million under the Working Capital Revolver. Pure has the ability and intent to finance the principal outstanding under the Working Capital Revolver utilizing Pure's long-term revolving credit facilities.

Other Matters

     Stock Options and Compensation Expense

     Pure has issued options in 2001 and 2000 to officers and non-officers to purchase 1,176,716 and 5,166,560 shares, respectively, of Pure common stock. Upon the formation of Pure certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $2.9 million related to non-officer options and will expense the amount over a four-year period. In 2001 and 2000, Pure expensed approximately $779,000 and $600,000 , respectively, related to these options. The options related to officers are subject to the put right discussed in the following paragraph.

     As discussed in Note 6 of the Notes to Consolidated Financial Statements, officers of Pure have the right to require Pure to purchase shares of Pure common stock (or equivalently converted shares) directly held by the officer on December 1, 1999, of which there were 2,811,107 shares held subject to the put right at December 31, 2001 or are obtained by the exercise of any stock options held or granted in the future, of which there were 4,120,570 stock options subject to the put right, by the officer, at a calculated "net asset value" per share. The circumstances under which certain officers may exercise the put right are discussed in Note 6 of the Notes to Consolidated Financial Statements. As a result of the put right, the consolidated balance sheet at December 31, 2001 reflects approximately $69.8 million as common stock subject to repurchase and Pure recorded approximately $30.7 million in deferred compensation as of December 31, 2001, of which Pure recognized deferred compensation expense of approximately $915,000 and $14.8 million in 2001 and 2000, respectively. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation; an Interpretation of APB Opinion No. 25." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

     Disclosure about Market Risk

     Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At December 31, 2001, Pure had hedging transactions with respect to approximately 19,092,000 MMBtu of its future 2002 estimated natural gas production and 373,000 barrels of its future 2002 estimated crude oil production, respectively. For additional information, see Note 16 of Notes to Consolidated Financial Statements and Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

     At December 31, 2001, Pure had $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004.

     Environmental and Other Laws and Regulations

     Pure's business is subject to certain federal, state and local laws and regulations relating to the exploration for the development, production and transportation of oil and gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although Pure believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and Pure is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Pure has no material commitment for capital expenditures to comply with existing environmental requirements.

     Nevertheless, changes in existing environmental laws or in interpretations thereof could have a significant adverse impact on the operating costs of Pure, as well as the oil and gas industry in general.

     Recently Adopted and Issued Accounting Pronouncements

     As of January 1, 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. These standards require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments which are not designated and qualify as effective hedges or are defined by SFAS No. 133 as being "fair value hedges" are recorded in earnings as the changes occur. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The effectiveness of hedges is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Pure discontinues hedge accounting prospectively. Any change in fair value resulting from ineffectiveness of a portion of a derivative contract, as defined by SFAS No. 133, is recognized immediately in earnings. The failure to continually meet the hedge accounting criteria will result in the changes in fair value being recorded in income which could result in material volatility in quarterly earnings. All of Pure's commodity price derivatives are designated as cash flow hedges. See Note 16 of Notes to Consolidated Financial Statements for additional information.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. There is no impact to Pure's financial statements as we have not entered into any business combinations subsequent to June 30, 2001 that required the recording of goodwill and other intangible assets.

     In October 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of December 31, 2001, Pure is assessing the impact on its financial statements.

     In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Pure adopted the SFAS No. 144 on January 1, 2002. Pure believes that the impact from SFAS No. 144 on Pure's financial position and results of operations should not be significantly different than those from SFAS No. 121, except as to the reporting of asset disposals related to discontinued operations.

Pure Unaudited Pro Forma Data

     The following reflects unaudited pro forma data related to the Contribution, the Titan merger, the International Paper transaction and the Hallwood merger, discussed in Notes 1 and 5 of the Notes to Consolidated Financial Statements. The unaudited pro forma combined data assumes the Contribution, the Titan merger, the International Paper transaction and the Hallwood merger had taken place as of January 1, 2000 with respect to the unaudited pro forma combined statements of operations and related operational data. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (dollars in thousands, except per unit amounts):

Statement of Operations Data

                                                    Year ended December 31,
                                                    -----------------------
                                                      2001           2000
                                                    ---------     ---------
     Total revenues                                 $ 539,352     $ 527,692
     Oil and gas production costs                     (92,307)      (81,782)
     Production and other taxes                       (39,127)      (35,367)
     General and administrative expenses              (30,714)      (32,426)
     Amortization of deferred compensation            (10,787)      (11,067)
     Exploration and abandonment costs                (56,605)      (32,626)
     Depreciation, depletion and amortization        (161,527)     (133,370)
     Other expenses, net                              (32,320)      (46,203)
     Income tax expense                               (40,588)      (54,199)
     Minority interest                                 (1,667)       (1,603)
                                                    ---------     ---------

                               Net income           $  73,710     $  99,049
                                                    =========     =========

     EBITDAX (a)                                    $ 351,499     $ 364,804
                                                    =========     =========

     These pro forma amounts differ from those disclosed in Note 5 of the Notes to the Consolidated Financial Statements, due to the elimination of merger costs incurred by Pure in 2000.

------------
(a) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of long-lived assets, restructuring costs, amortization of deferred compensation, exploration and abandonment costs, and other noncash items to net income
     (loss). EBITDAX is included herein because management believes that investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly titled figures for such other companies.

Operational Data

                                                                       Year ended December 31,
                                                                       -----------------------
                                                                           2001      2000
                                                                         -------   -------
     Production:
        Oil and condensate (MBbls) .................................        8,274     7,865
        Natural gas (MMcf) .........................................       90,458    90,082
        Total (MBOE) ...............................................       23,350    22,879

     Average sales price per unit (including effects of hedging):
        Oil and condensate (per Bbl) ...............................      $ 23.68   $ 27.72
        Natural gas (per Mcf) ......................................      $  3.69   $  3.34
        Total (per BOE) ............................................      $ 22.68   $ 22.69

Risk Factors

     We are controlled by Union Oil.

     Union Oil, a wholly-owned subsidiary of Unocal Corporation, owns approximately 65.2% of the outstanding Pure common stock and is not prohibited from acquiring more. By virtue of its stock ownership, Union Oil has the power to control the direction and policies of Pure, the election of a majority of its directors and the outcome of any matter requiring stockholder approval, including adopting amendments to Pure's certificate of incorporation and approving mergers or sales of all or substantially all of Pure's assets. In addition, Pure has entered into agreements that enable Union Oil to maintain its position of control. These include:

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

     . A stockholders voting agreement which provides that Union Oil and Jack Hightower (Pure's Chairman of the Board, President and Chief Executive Officer) will vote their shares of Pure to cause two persons designated by Mr. Hightower, up to five designees of Union Oil and an additional director agreed upon by Union Oil to be elected to Pure's board of directors. As long as Mr. Hightower owns all of his stock this agreement gives Union Oil the power to control the election of a majority of the directors even if it owns as little as 35% of Pure's common stock.

     We have agreed to limit our business activities.

     In order to minimize conflicts of interest between Union Oil and Pure and to permit Union Oil to continue to conduct its business without undue risk of liability, the parties entered into a business opportunities agreement in which Pure agreed that it has no interest or expectancy in business opportunities developed by Union Oil in accordance with standards set forth in the business opportunities agreement. Pure also agreed that, without the consent of Union Oil, it will not conduct any business other than the oil and gas exploration, development and production business and will not pursue any new business opportunities that are outside of certain geographic areas. As a result of the business opportunities agreement, as affected by limited waivers that Pure has obtained from Union Oil, Pure is contractually prohibited from conducting business outside of the continental United States and designated areas in the offshore Gulf Coast region of the United States, which designated areas relate to the programs and partnerships Pure acquired in the International Paper transaction. Further, unless conducted through one of such programs or partnerships, Pure is prohibited from conducting business in the designated offshore areas if the opportunity relates to a prospect with gross unrisked reserve target potential of less than 20 Bcf. The restrictions on our ability to expand, develop and explore certain offshore assets related to those acquired from International Paper may limit our ability to realize fully the value of certain of the acquired assets. Because of Pure's geographic concentration, any regional events that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact Pure more than if its operations were more geographically diversified. The business opportunities agreement does not affirmatively restrict Union Oil's business activities, including within the designated areas.

     Potential conflicts of interest between Pure and Union Oil may arise.

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

     There are no contractual restrictions on Union Oil's ability to dispose of its shares of Pure common stock.

     Although Union Oil has no current plans to dispose of its shares of Pure common stock, the market price of such shares could drop due to sales of a large number of shares of Pure capital stock or the perception that they could occur.

     Rights granted to Pure officers may result in charges to our earnings and may increase our leverage.

     Mr. Hightower's employment agreement and Pure officer severance agreements entitle the covered officers to require Pure to purchase his or her Pure common stock at a price that may be in excess of market value if specified events occur. On December 31, 2001, when the trading price of Pure common stock was $20.10 per share, the "per share net asset value" of Pure, calculated in accordance with the agreements, was estimated at approximately $17.54, and the covered shares of Pure common stock on that date (including shares underlying options) totaled 6.9 million. The amortization amounts and potential effect on our leverage may change quarterly based on relative changes in the net asset value and market value of Pure shares. For more details of these arrangements see Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Contingent obligations of Pure may increase our leverage.

     Under the terms of a partnership agreement with affiliates of International Paper, Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at December 31, 2001 is approximately $63 million. Pure, at the present time, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

     A suit has been filed in Louisiana against our subsidiary.

     Hallwood Petroleum, Inc. has been named as a defendant in a suit styled Lamson Petroleum v. Hallwood Petroleum, Inc. et al., which was filed May 17, 2001 in the 15th Judicial District Court, Lafayette Parish, Louisiana. Lamson Petroleum seeks proceeds from the sale of gas and condensate produced and sold from units on 200 acres of land in the parish and a declaratory judgment recognizing its interest in production from the units. We are unable at this time to assess the likelihood of an unfavorable outcome. We believe the suit is without merit and shall vigorously defend against it. In our opinion, the ultimate disposition of this lawsuit, in the event of an unfavorable outcome, should not have a material adverse effect on our financial position or liquidity, but could adversely affect results of operations in a given reporting period.

     Our rapid growth has placed significant demands upon our resources.

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

     You should not place undue reliance on our reserve data because numerous uncertainties are inherent in the estimation of the reserve data.

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

     .    the amount and timing of actual production;

     .    supply and demand of oil and gas;

     .    increases or decreases in consumption; and

     .    changes in governmental regulations or taxation.

     In addition, the SEC 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with Pure or the oil and gas industry in general.

     Maintaining reserves and revenues in the future depends on successful exploration and development.

     Our future success will depend upon our ability to find or acquire additional oil and gas reserves that are economically recoverable. Unless we successfully explore or develop properties containing proved reserves, our proved reserves will generally decline as a result of continued production. The decline rate varies depending upon reservoir characteristics and other factors. Our oil and gas reserves and production, and, therefore, cash flow and income, will depend greatly upon our success in exploiting our current reserves and acquiring or finding additional reserves.

     Our exploration and development activities are subject to significant risks.

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

     We cannot assure you that the new wells we drill will be productive or that we will recover all or any portion of our investment in wells drilled. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce net reserves to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages and delays in the delivery of equipment and services may curtail, delay or cancel our drilling operations.

     In accordance with customary industry practices, we maintain insurance against some, but not all, of such risks and losses. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

     Our use of enhanced oil recovery techniques involves certain risks, especially the use of water flooding and CO2 flooding techniques. Part of our inventory of development prospects includes enhanced recovery projects. Enhanced recovery techniques involve significant capital expenditures and uncertainty as to the total amount of recoverable secondary and tertiary reserves. In such operations, there is generally a delay between the initiation of water or CO2 injection into a formation containing hydrocarbons and any resulting increase in production. The operating cost per unit of production of enhanced recovery projects is generally higher during the initial phases of such projects due to the purchase of injection water or CO2 and related costs, as well as during the later stages of the life of the project as production declines. The degree of success, if any, of any enhanced recovery program depends on a large number of factors, including the porosity of the formation, the technique used and the location of injector wells.

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

     We face the risk of volatility of oil and gas prices.

     Our revenues, operating results and future rate of growth depend upon the prices we receive for our oil and gas. Historically, the markets for oil and gas have been volatile and may continue to be volatile in the future. Various factors that are beyond our control will affect prices of oil and gas, such as:

     .    the worldwide and domestic supplies of oil and gas;

     . the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;

     .    political instability or armed conflict in oil-producing regions;

     .    the price and level of foreign imports;

     .    the level of consumer demand;

     .    the price and availability of alternative fuels;

     .    the availability of pipeline capacity;

     .    weather conditions;

     .    domestic and foreign governmental regulations and taxes; and

     .    the overall economic environment.

     We are unable to predict the long-term effects of these and other conditions on the prices of oil and gas. Lower oil and gas prices may reduce the amount of oil and gas we will be able to produce economically, which may adversely affect our revenues and operating income. Lower oil and gas prices may also require a reduction in the carrying value of our oil and gas properties. Currently, we anticipate making substantially all of our sales of oil and gas in the spot market or under contracts based on spot market prices and not under long-term fixed price contracts.

     Our hedging activities may not adequately offset risks we face.

     Our use of hedging contracts to reduce our sensitivity to oil and gas price volatility is subject to a number of risks. If we do not produce reserves at the rates we estimate due to inaccuracies in the reserve estimation process, operational difficulties or regulatory limitations, we would be required to satisfy obligations we may have under fixed price sales and hedging contracts on potentially unfavorable terms without the ability to hedge that risk through sales of comparable quantities of our own production. The terms under which we will enter into fixed price sales and hedging contracts will be based on assumptions and estimates of numerous factors, including transportation costs to delivery points. Substantial variations between the assumptions and estimates we will use and actual results we will experience could adversely affect our anticipated profit margins and our ability to manage the risks associated with fluctuations in oil and gas prices. Additionally, fixed price sales and hedging contracts limit the benefits we will realize if actual prices rise above the contract prices. Hedging contracts are also subject to the risk that the counterparty may not be able or willing to perform its obligations, as many parties encountered with Enron in 2001.

     Our acquisition strategy involves a degree of risk.

     Our strategic plan includes the acquisition of additional reserves, including through business combination transactions. We may not be able to consummate future acquisitions on favorable terms. Additionally, acquisitions may not achieve favorable financial results.

     Acquisitions may require substantial financial expenditures that will need to be financed through cash flow from operations or future debt and equity offerings by Pure. We may not be able to acquire companies or oil and gas properties using our equity as currency. In the case of cash acquisitions, we may not be able to generate sufficient cash flow from operations or obtain debt or equity financing sufficient to fund future acquisitions or reserves.

     Although our management will review and analyze the properties that we will acquire, such reviews are subject to uncertainties. The acquisition of producing properties will involve an assessment of several factors, including recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact, and it is generally not possible to review in detail every individual property involved in an acquisition. However, even a detailed review of all properties may not reveal all existing structural and environmental problems. We will generally assume preclosing liabilities, including environmental liabilities, and will generally acquire interests in oil and gas properties on an "as is" basis. In addition, volatile oil and gas prices will make it difficult for us to accurately estimate the value of producing properties for acquisition and may cause disruption in the market for oil and gas producing properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploration projects. We will not be able to assure you that our acquisitions will achieve desired profitability objectives.

     Our business requires substantial capital expenditures.

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

     Our use of leverage may limit our operational flexibility.

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

     We may not be able to market our production.

     The marketability of our production depends, in part, upon the availability and capacity of natural gas gathering systems, pipelines and processing facilities. Most of our natural gas is delivered through gas gathering systems and gas pipelines that we do not own. Our ability to produce and market our oil and gas is subject to several factors, including federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions.

     We are subject to extensive government regulations.

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

     We are subject to substantial environmental regulations.

     Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The implementation of new or modified laws or regulations could have a material adverse effect on our business or our financial condition. The discharge of oil, gas or other pollutants into the air, soil or water may lead to significant liability to the government and third parties and may require us to incur substantial costs. Moreover, we have agreed to indemnify sellers of producing properties purchased in each of our substantial acquisitions against environmental claims associated with these properties. Furthermore, material indemnity claims may arise against us.

     The competition in our industry is intense, some of our competitors have significantly greater resources than Pure, and this competition may adversely affect our operations.

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

     We depend heavily on certain key personnel, and our failure to retain these individuals could adversely affect the management of Pure.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of December 31, 2001, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

Quantitative Disclosures

     Commodity Price Risk:

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

                                                                 2002       Fair Value
                                                              -----------   ----------
     Natural Gas Hedge Derivatives (a):

     Collar option contracts:
     Notional volumes (MMBtu)                                  19,092,000   $3,406,858

     Weighted average short call strike price per MMBtu (b)   $     2,778
     Weighted average long put strike price per MMBtu (b)     $     3,340

     Crude Oil Hedge Derivatives (a):

     Collar option contracts:
     Notional Volume (Bbls)                                       373,000   $1,296,316
     Weighted average short call strike price per Bbl (b)     $    24,050
     Weighted average long put strike price per Bbl (b)       $    27,710

----------
(a)  See Note 16 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to hedging activities.

(b) The strike prices are based on prices of either a NYMEX Henry hub or Permian Basin hub.

(c)  The strike prices are based on the prices traded on the NYMEX.

     Enron Bankruptcy

     In the fourth quarter of 2001, Pure and many other parties were affected by the bankruptcy of Enron Corp. and subsidiaries. Pure had various natural gas and crude oil swaps with Enron. As a result of the Enron bankruptcy, Pure terminated its derivative contracts with Enron. At the termination date of the contracts, Enron owed Pure a net receivable of approximately $2.0 million. Due to the uncertainty of collecting this amount, Pure wrote-off the majority of the amount due from Enron. Enron's bankruptcy has caused Pure and many other parties to re-examine their exposure to credit risk and take additional measures to protect themselves in the future.

Interest Rate Risk:

     The following table provides information about Pure's financial instruments that are sensitive to interest rates. The debt obligations are presented in the table at their contractual maturity dates together with the weighted average interest rates expected to be paid on the debt. The weighted average interest rates for the variable debt represents the weighted average interest paid and/or accrued in December 2001. See Note 4 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for specific information regarding the terms of Pure's debt obligations that are sensitive to interest rates.

                                      2004        2005       2011        Total      Fair Value
                                    --------    -------    ---------    --------    ----------
                                             (in thousands, except interest rates)
Debt (a):

Variable rate debt:

     Five-Year Revolver (b)         $     --    $58,000    $      --    $ 58,000     $ 58,000
          Average interest rate           --%      4.71%          --%

     Three-Year Revolver (b)        $175,000    $    --    $      --    $175,000     $175,000
          Average interest rate         2.88%        --%          --%

     Working Capital Revolver (b)   $     --    $ 6,200    $      --    $  6,200     $  6,200
          Average interest rate           --%      3.73%          --%

Fixed rate debt:

     Senior Notes                   $     --    $    --    $ 350,000    $350,000     $335,440
          Interest rate                   --%        --%       7.125%

----------
(a)  See Note 4 of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements" for additional information related to debt.

(b) Lenders are The JPMorgan Chase Bank, First Union National Bank and BNP Paribas among others and all borrowings are unsecured.

     Interest Rate Swaps:

     At December 31, 2001, Pure had an interest rate swap, acquired in the Hallwood merger, as set forth below:

         Period                           Notional Amount        Fixed Price
----------------------------------        ---------------        -----------

              2002                          $37,500,000             5.23%
              2003                          $37,500,000             5.23%
Two months ended February 29, 2004          $37,500,000             5.23%

     Pure pays the fixed rate and receives a LIBOR floating rate. At December 31, 2001, the fair value of the interest rate swap was a liability of approximately $1,341,000.

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

     Pure is a producer of various hydrocarbon commodities such as crude oil and condensate, natural gas and associated petroleum-based products and is subject to the associated price risks. Prior to the Titan merger, Union Oil (not Pure) had historically mitigated its exposure to fluctuations in crude oil and natural gas prices through an affiliate of Union Oil. Historically, hedging and trading gains and losses incurred by Union Oil were not allocated to Pure and were not reflected in the Permian Basin business units presented results. Therefore, historically, Pure's associated price risks were not mitigated.

     As of December 31, 2001, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 25, 2000, Titan merged with the Permian Basin business unit of Union Oil to form Pure. Prior to the merger, KPMG LLP audited Titan, and PricewaterhouseCoopers LLP audited the Permian Basin business unit. As part of the Titan merger, Titan's management team remained intact and now manages Pure. At a meeting held on June 27, 2000, the Board of Directors and Audit Committee of Pure approved the engagement of KPMG LLP as Pure's independent auditors. In light of this decision, PricewaterhouseCoopers LLP was terminated as auditors of Pure.

     The report of PricewaterhouseCoopers LLP on the Permian Basin business unit's financial statements for the 1999 fiscal year did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audit of the Permian Basin business unit's financial statements for the year ended December 31, 1999, and in the subsequent interim period, there was no disagreement with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused PricewaterhouseCoopers LLP to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Pure's definitive Proxy Statement (the "2002 Proxy Statement" ) for its annual meeting of stockholders to be held on or about May 16, 2002. The 2002 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 2001.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of Pure is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

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

2.3      Agreement and Plan of Merger by and among Pure Resources, Inc., Pure Resources
         II, Inc. and Hallwood Energy Corporation dated as of March 29, 2001
         (incorporated herein by reference to Exhibit 99.(d)(1) to the Schedule TO filed by Pure Resources II, Inc., Titan Exploration, Inc., Pure Resources, Inc., Union
         Oil Company of California and Unocal Corporation on April 10, 2001).

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

10.6     Letter Agreement, dated January 30, 2001, related to the Business Opportunities
         Agreement, dated as of December 13, 1999, by and among Union Oil Company of
         California, Pure Resources, Inc., TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 10.6 to Pure's Annual Report on Form 10-K for the year ended December
         31, 2000, and incorporated herein by reference).

10.7     Letter Agreement, dated March 29, 2001, related to the Business Opportunities
         Agreement dated as of December 13, 1999, by and among Union Oil Company of
         California, Pure Resources, Inc., TRH, Inc., and Titan Exploration, Inc.

10.8     Letter Agreement, dated May 9, 2001, related to the Business Opportunities
         Agreement dated as of December 13, 1999, by and among Union Oil Company of
         California, Pure Resources, Inc., TRH, Inc. and Titan Exploration, Inc. (filed as Exhibit 10.13 to Pure's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2001, and incorporated herein by reference).

10.9*    Pure Resources, Inc. 1999 Incentive Plan (filed as Exhibit 10.3 to Pure's
         Registration Statement on Form S-4, Registration No. 333-34970, and incorporated herein by reference).

10.10*   Form of Option Agreement under Pure Resources, Inc. 1999 Incentive Plan (filed as Exhibit 10.8 to Pure's Annual Report on Form 10-K for the year ended December
         31, 2000, and incorporated herein by reference).

10.11*   Pure  Resources,  Inc.  Equity Plan for Outside  Directors  (filed as Exhibit
          10.9 to Pure's Registration  Statement on Form S-4,  Registration No. 333-34970,
         and incorporated herein by reference.)

10.12*   Titan 401(k) Plan (filed as Exhibit 4.1 to Titan Exploration,  Inc.'s Registration
         Statement on Form S-8, Registration No. 333-62115, and incorporated herein by reference).

10.13*   Amendment to Titan 401(k) Plan, renaming it the Pure Resources 401(k) Plan and otherwise amending the plan (filed as Exhibit 4.1.1 to Pure's Registration
         Statement on Form S-8, Registration No. 333-37868, and incorporated herein by reference).

10.14*   Titan Matching Plan, effective as of September 1, 1998 (filed as Exhibit 10.2 to
         Titan Exploration, Inc.'s Form 10-Q for the period ended September 30, 1998, and incorporated herein by reference).

10.15*   Amendment No. 1 to the Titan Matching Plan, renaming it the Pure
         Resources Matching Plan (filed as Exhibit 10.13 to Pure's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference).

10.16*   Titan Exploration, Inc. 1999 Stock Option Plan (filed as Exhibit 10.2 to Titan
         Exploration, Inc.'s Current Report on Form 8-K, as filed on June 11, 1999, and incorporated herein by reference).

10.17*   Titan Exploration, Inc. 1996 Incentive Plan (filed as Exhibit 10.9 to Titan
         Exploration, Inc.'s Registration Statement on Form S-1, Registration No.
         333-14029, and incorporated herein by reference).

10.18*   Offshore Energy Development Corporation 1996 Stock Awards Plan (filed as Exhibit
         10.22 to the Offshore Energy Development Corporation Registration Statement on
         Form S-1, Registration No. 33-11269, and incorporated herein by reference).

10.19*   Employment Agreement, dated December 13, 1999, by and between Pure
         Resources, Inc. (formerly named Titan Resources Holdings, Inc.) and
         Jack Hightower (filed as Exhibit 10.19 to Titan Exploration, Inc.'s
         Annual Report on Form 10-K, as amended, as filed on April 12, 2000, and incorporated herein by reference).

10.20*   Letter agreement, dated July 20, 2000, between Jack D. Hightower and
         Pure Resources, Inc. regarding amendment to Jack D. Hightower's
         Employment Agreement which was effective May 25, 2000 (filed as Exhibit
         10.8 to Pure's Quarterly Report on Form 10-Q for the period ended
         September 30, 2000, and incorporated herein by reference).

10.21*   Amendment to Employment Agreement, dated August 8, 2000, between Pure
         Resources, Inc. and Jack D. Hightower (filed as Exhibit 10.9 to Pure's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.22*   Executive officer letter agreement dated May 25, 2000 between Pure
         Resources I, Inc. (formerly named Titan Resources I, Inc.) and each of certain officers (filed as Exhibit 10.5 to Pure's Quarterly Report on
         Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference).

10.23*   Confidentiality and Non-Compete Agreement dated May 25, 2000 between Pure
         Resources, Inc., Titan Exploration, Inc. and Pure Resources I, Inc. (formerly named Titan Resources I, Inc.) and each of certain officers (filed as Exhibit
         10.6 to Pure's Quarterly Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference).

10.24*   Confidentiality and Non-Compete Agreement dated August 8, 2000 between
         Pure Resources I, Inc. and Gary M. Dupriest (filed as Exhibit 10.5 to
         Pure's Quarterly Report on Form 10-Q for the period ended September 30,
         2000, and incorporated herein by reference).

10.25*   Indemnity Agreement, dated August 9, 2000, between Pure Resources, Inc.
         and its officers and directors (filed as Exhibit 10.10 to Pure's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.26*   Officer Severance and Put Right Agreement dated August 1, 2000 between
         Pure Resources, Inc. and George G. Staley (filed as Exhibit 10.7 to
         Pure's Quarterly Report on Form 10-Q for the period ended September 30,
         2000, and incorporated herein by reference).

10.27*   Officer Severance and Put Right Agreement dated August 1, 2000, August
         31, 2000 or September 14, 2000 between Pure Resources, Inc. and certain executive officers (filed as Exhibit 10.6 to Pure's Quarterly Report on
         Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.28 Credit Agreement, dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative
         Agent, First Union National Bank, as Syndication Agent, and Credit
         Lyonnais New York Branch, as Documentation Agent (filed as Exhibit
         10.13 to Pure's Quarterly Report on Form 10-Q for the period ended
         September 30, 2000, and incorporated herein by reference).

10.29 Credit Agreement, dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative
         Agent, First Union National Bank, as Syndication Agent, and BNP
         Paribas, as Documentation Agent (filed as Exhibit 10.14 to Pure's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000 and incorporated herein by reference).

10.30    Consent and Waiver Letter dated January 31, 2001, to the Credit
         Agreements dated September 29, 2000, among Pure Resources, Inc., the
         Lenders party thereto, The Chase Manhattan Bank, as Administrative
         Agent and First Union National Bank, as Syndication Agent (filed as
         Exhibit 10.28 to Pure's Annual Report on Form 10-K for the year ended
         December 31, 2000, and incorporated herein by reference).

10.31    Consent and Waiver Letter, dated April 27, 2001, to the Credit
         Agreements dated September 29, 2000, among Pure Resources, Inc., the
         Lenders party thereto, The Chase Manhattan Bank, as Administrative
         Agent and First Union National Bank, as Syndication Agent.

10.32    First Amendment, dated February 28, 2001, to Credit Agreement
         (Five-Year Revolving Credit Facility) dated as of September 29, 2000 among Pure Resources, Inc., the lenders party thereto, and The Chase
         Manhattan Bank, individually, as Issuing Bank and Administrative Agent
         (filed as Exhibit 10.3 to Pure Resources, Inc. Current Report on Form
         8-K/A Amendment No. 1 (date of report: May 9, 2001) filed on June 1,
         2001, and incorporated herein by reference).

10.33    Credit Agreement, dated November 20, 2001, among Pure Resources, Inc., the
         Lender's party thereto, JPMorgan Chase Bank, as Administrative Agent and First
         Union National Bank and BNP Paribas as Co-Syndication Agents.

10.34 Indenture, dated as of June 8, 2001, among Pure Resources, Inc., the guarantors named therein and First Union Nation Bank, as trustee, relating to $350,000,000 aggregate principal amount of Series A and Series B 7-1/8% Notes Due June 15, 2011 (filed as Exhibit 10.9 to
         Pure's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2001, and incorporated herein by reference).

10.35    Form of 7-1/8% Series B Note due June 15, 2011 (filed as Exhibit 4.2 to
         Pure's Registration Statement on Form S-4 Registration No.
         333-69642-07, and incorporated herein by reference).

10.36    Purchase Agreement dated June 5, 2001, by and among Pure Resources, Inc., the guarantors named therein, Credit Suisse First Boston Corporation, First Union
         Securities, BNP Paribas Securities Corp., Fleet Securities, Inc., Credit
         Lyonnais Securities (USA) Inc., BNY Capital Markets, Inc., and Wells Fargo
         Brokerage, LLC (filed as Exhibit 10.12 to Pure's Quarterly Report on Form 10-Q
         for the quarter ended June 30, 2001, and incorporated herein by reference).

10.37    Master Promissory Note, dated October 18, 2000, between Pure Resources,
         Inc. and The Chase Manhattan Bank (filed as Exhibit 10.12 to Pure's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.38 Office Lease Agreement, dated July 5, 2000, between Midland Prop., LTD and Pure Resources I, Inc. (filed as Exhibit 10.9 to Pure's Quarterly
         Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference).

10.39    Joint Development Agreement, effective date: March 10, 2000, by and between Pure
         Resources, L.P. and Chaparral Royalty Company, DDDF Company, Inc., J. Don
         Looney, and George G. Staley (filed as Exhibit 10.11 to Pure's Quarterly Report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference).

10.40    Joint Development Agreement, effective date: January 30, 2001, by and between
         Pure Resources, L.P. and F. H. Mills, Jr., Lon Slaughter, and George G. Staley
         (filed as Exhibit 10.8 to Pure's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference).

10.41    Agreement for Purchase and Sale dated as of January 29, 2001, by and among
         International Paper Company, International Paper Realty Corporation, IP Farms,
         Inc., IP Petroleum Company, Inc., IP Timberlands Operating Company, Ltd., GCO
         Minerals Company, The Long-Bell Petroleum Company, Inc., American Central
         Corporation, Champion Realty Corporation and Sustainable Forests L.L.C. and Pure
         Resources, L.P. (filed as Exhibit 2.1 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.42    Contribution Agreement dated as of January 29, 2001, by and among IP Petroleum
         Company, Inc., International Paper Realty Corporation, Transtates Properties
         Incorporated, Southland Energy Company, Pure Resources, L.P., Pure Resources I,
         Inc., PK I, L.P., PK II, L.P., PK III, L.P., PK IV, L.P. and Pure Partners, L.P.
         (filed as Exhibit 2.2 to Pure's Current Report on Form 8-K, filed February 15,
         2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.43    Amended and Restated Agreement of Limited Partnership of Pure Partners, L.P.
         dated as of January 31, 2001, by and among Pure Resources I, Inc., IP Petroleum
         Company, Inc., and Southland Energy Company, each as a Class A Limited Partner,
         PK I, L.P., PK II, L.P., PK III, L.P., each as a Class B Limited Partner, and
         International Paper Realty Corporation, Transtates Properties Incorporated and
         PK IV, L.P., each as a Limited Partner (filed as Exhibit 10.1 to Pure's Current
         Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.44    Indemnity Agreement dated as of January 31, 2001, by Pure Partners,
         L.P. and Pure Resources I, Inc. to Southland Energy Company, IP
         Petroleum Company, Inc., International Paper Realty Corporation,
         Transtates Properties Incorporated or any of their successors or assigns with respect to their partnership interests in Pure Partners, L.P., and International Paper Company (filed as Exhibit 10.2 to Pure's
         Current Report on Form 8-K, filed February 15, 2001 (date of report:
         January 31, 2001), and incorporated herein by reference).

10.45    Guaranty Agreement dated January 31, 2001, by Pure Resources, L.P. to
         IP Petroleum Company, Inc., Southland Energy Company, International
         Paper Realty Corporation and Transtates Properties Incorporated (filed as Exhibit 10.3 to Pure's Current Report on Form 8-K, filed February
         15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.46    Senior Note Agreement dated January 31, 2001, by and between The Branigar
         Organization, Inc. and Pure Partners, L.P. (filed as Exhibit 10.4 to Pure's
         Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31,
         2001), and incorporated herein by reference).

10.47    Promissory Note dated January 31, 2001, by the Branigar Organization,
         Inc. payable to the order of Pure Partners, L.P. (filed as Exhibit 10.5 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.48    Guaranty Agreement dated as of January 31, 2001, by International Paper
         Company to Pure Partners, L.P. (filed as Exhibit 10.6 to Pure's Current
         Report on Form 8-K, filed February 15, 2001 (date of report: January
         31, 2001), and incorporated herein by reference).

10.49    Master Offset Agreement dated as of January 31, 2001, among IP Petroleum
         Company, Inc., Southland Energy Company, The Branigar Organization, Inc. and
         Pure Partners, L.P. (filed as Exhibit 10.7 to Pure's Current Report on Form 8-K, filed February 15, 2001 (date of report: January 31, 2001), and incorporated herein by reference).

10.50    Stockholders Agreement by and among Pure Resources, Inc., Pure Resources II,
         Inc. and certain stockholders of Hallwood Energy Corporation dated as of March
         29, 2001 (filed as Exhibit (d)(2) to Schedule TO by Pure Resources II, Inc. and
         others on April 10, 2001, and incorporated herein by reference).

10.51    Noncompetition Agreement by and among Pure Resources, Inc., Hallwood
         Energy Corporation and The Hallwood Group Incorporated dated as of
         March 29, 2001 (filed as Exhibit (d)(3) to Schedule TO by Pure
         Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).

10.52    Stock Option Agreement by and among Hallwood Energy Corporation, Pure Resources,
         Inc. and Pure Resources II, Inc. dated as of March 29, 2001 (filed as Exhibit
         (d)(4) to Schedule TO by Pure Resources II, Inc. and others on April 10, 2001, and incorporated herein by reference).

10.53    Services Agreement, dated April 1, 1995, between Pure Resources I, Inc.
         (formerly named Titan Resources, I, Inc.) and Pure Resources, L.P. (formerly named Titan Resources, L.P.) (filed as Exhibit 10.17 to Titan Exploration,
         Inc.'s Registration Statement on Form S-1, Registration No. 333-14029, and
         incorporated herein by reference).

21.1     Subsidiaries of the Registrant.

23.1     Consent of KPMG LLP, independent auditors.

23.2     Consent of PricewaterhouseCoopers LLP, independent accountants.

23.3     Consent of Netherland, Sewell & Associates, Inc.

23.4     Consent of Ryder Scott Company.

23.5     Consent of Gary M. Dupriest.

23.6     Consent of Twatchman Snyder & Byrd, Inc.

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

     i. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 18, 2002.

                                     PURE RESOURCES, INC.

                                     Registrant


                                     By:   /s/ Jack Hightower
                                           -------------------------------------
                                           Jack Hightower
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 18, 2002, by the following persons on behalf of the Registrant and in the capacity indicated.


/s/ Jack Hightower
----------------------------------------------------------
Jack Hightower
President, Chief Executive Officer and Chairman of the Board of Directors


/s/ George G. Staley
----------------------------------------------------------
George G. Staley
Executive Vice President, Exploration and Director


/s/ William K. White
----------------------------------------------------------
William K. White
Vice President, Finance and Chief Financial Officer


/s/ Darrell D. Chessum
----------------------------------------------------------
Darrell D. Chessum
Director


/s/ Keith A. Covington
----------------------------------------------------------
Keith A. Covington
Director


/s/ Graydon H. Laughbaum, Jr.
----------------------------------------------------------
Graydon H. Laughbaum, Jr.
Director

----------------------------------------------------------
Timothy H. Ling
Director


/s/ H D Maxwell
----------------------------------------------------------
H D Maxwell
Director


/s/ Herbert C. Williamson, III
----------------------------------------------------------
Herbert C. Williamson, III
Director

                   Index To Consolidated Financial Statements

Consolidated Financial Statements of Pure Resources, Inc.:                                       Page

         Independent Auditor's Report - KPMG LLP                                                 F-2

         Report of Independent Accountants - PricewaterhouseCoopers LLP                          F-3

         Consolidated Balance Sheets as of December 31, 2001 and 2000                            F-4

         Consolidated Statements of Operations for the years ended
              December 31, 2001, 2000 and 1999                                                   F-6

         Consolidated Statements of Stockholders' Equity and Owner's Net
              Investment for the years ended December 31, 2001, 2000 and 1999                    F-7

         Consolidated Statements of Cash Flows for the years ended
              December 31, 2001, 2000 and 1999                                                   F-8

         Notes to Consolidated Financial Statements                                              F-9

All schedules are omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Pure Resources, Inc.

     We have audited the accompanying consolidated balance sheets of Pure Resources, Inc. and subsidiaries ("Pure") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and owner's net investment and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of Pure's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Resources, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, Pure changed its method of accounting for derivative instruments and hedging activities in 2001 to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                                           KPMG LLP

Midland, Texas
February 14, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Pure Resources, Inc.

We have audited the accompanying consolidated statements of operations, of cash flows, and of changes in stockholders' equity and owner's net investment of Pure Resources, Inc. and its subsidiaries, formerly referred to as Union Oil's Permian Basin business unit, for the year ended December 31, 1999. These financial statements are the responsibility of Pure Resources, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pure Resources, Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. We have not audited the consolidated financial statements of Pure Resources, Inc. for any period subsequent to December 31, 1999.

PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2000

                              Pure Resources Inc.

                          Consolidated Balance Sheets
                             (dollars in thousands)

                                     ASSETS

                                                                             December 31,   December 31,
                                                                                 2001           2000
                                                                             ------------   ------------
Cash assests:
   Cash and cash equivalents                                                 $     5,593    $     3,325
   Accounts receivable:
      Oil and gas                                                                 54,946         46,749
      Other                                                                       11,227          1,702
   Fair value of derivatives (Note 16)                                             4,918             --
   Prepaid expenses and other current assets                                       1,761            883
                                                                             -----------    -----------
           Total current assets                                                   78,445         52,659
                                                                             -----------    -----------
Property, plan and equipment at cost
   Oil and gas properties, using the successful efforts method of accounting:
      Proved properties                                                        1,957,723      1,140,209
      Unproved properties                                                         64,051         21,743
   Accumulated depletion, depreciation and amortization                         (714,415)      (577,532)
                                                                             -----------    -----------
                                                                               1,307,359        584,420
                                                                             -----------    -----------
Other property and equipment, net                                                 16,629          6,449
Deferred compensation (Note 6)                                                    14,982         63,903
Receivables for under-delivered gas                                                5,853         10,274
Other assets, net                                                                 11,540          1,410
                                                                             -----------    -----------
                                                                             $ 1,434,808    $   719,115
                                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,   December 31,
                                                                                   2001           2000
                                                                               ------------   ------------
Current liabilities:
   Accounts payable and accrued liabilities:
      Trade                                                                     $    60,713    $  18,228
      Fair value of derivatives and deferred commodity hedges (Note 16)                 620        6,781
      Other (Note 18)                                                                52,518       25,125
                                                                                -----------    ---------
         Total current liabilities                                                  113,851       50,134
                                                                                -----------    ---------
Long-term debt                                                                      586,703       68,000
Liabilities for over-delivered gas                                                   11,325       17,791
Accrued abandonment, restoration and environmental liabilities                       22,611       14,331
Fair value of derivatives (Note 16)                                                     721           --
Deferred income taxes                                                               135,269       55,456
Common stock subject to repurchase (Note 6)                                          69,800      135,617
Minority interest                                                                     6,445           --
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none
      issued and outstanding                                                             --           --
   Common stock, $.01 par value, 200,000,000 shares authorized; 50,175,777 and 50,037,402 shares issued and outstanding at December 31, 2001
      and 2000, respectively                                                            502          500
   Additional paid-in capital                                                       345,310      326,827
   Notes receivable - affiliates                                                     (7,377)      (6,952)
   Deferred compensation (Note 6)                                                    (1,517)      (2,296)
   Accumulated other comprehensive income                                            10,098           --
   Retained earnings                                                                141,067       59,707
   Owner's net investment                                                                --           --
                                                                                -----------    ---------
         Total stockholders' equity                                                 488,083      377,786
                                                                                -----------    ---------
   Commitments and contingencies (Note 6)
                                                                                $ 1,434,808    $ 719,115
                                                                                ===========    =========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                               Year Ended December 31,
                                                                          ---------------------------------
                                                                             2001       2000        1999
                                                                          ---------   ---------   ---------
Revenues:
   Oil sales                                                              $ 188,496   $ 153,128   $  64,613
   Gas sales                                                                295,557     133,484      48,633
   Other operating                                                            5,551         217         942
   Gain on sale of assets                                                       831       1,336         (63)
                                                                          ---------   ---------   ---------
                  Total revenues                                            490,435     288,165     114,125
                                                                          ---------   ---------   ---------
Expenses:
   Oil and gas production                                                    85,198      48,349      32,268
   Production and other taxes                                                35,648      22,141       8,579
   General and administrative                                                26,655      12,281       7,836
   Amortization of deferred compensation (general and administrative)         1,518      15,386          --
   Exploration and abandonment (Note 19)                                     54,766      19,896       6,491
   Depletion, depreciation and amortization                                 145,476      45,426      32,133
   Impairment of long-lived assets                                               --          --         345
                                                                          ---------   ---------   ---------
                   Total expenses                                           349,261     163,479      87,652
                                                                          ---------   ---------   ---------
                   Operating income                                         141,174     124,686      26,473
                                                                          ---------   ---------   ---------
Other income (expense):
   Interest income                                                            1,696         455          --
   Interest expense                                                         (28,308)     (4,396)         --
   Other                                                                      2,617      (2,910)         --
                                                                          ---------   ---------   ---------
                 Income before income taxes and minority interest           117,179     117,835      26,473
Income tax expense                                                          (34,374)    (34,975)     (8,685)
Minority interest                                                            (1,445)         --          --
                                                                          ---------   ---------   ---------
                  Net income                                              $  81,360   $  82,860   $  17,788
                                                                          =========   =========   =========
                  Net income per share                                    $    1.62   $    1.93   $    0.54
                                                                          =========   =========   =========
                  Net income per share - assuming dilution                $    1.59   $    1.90   $    0.54
                                                                          =========   =========   =========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

   Consolidated Statements of Stockholders' Equity and Owner's Net Investment
                                 (in thousands)


                                                Owner's               Additional     Notes
                                                  Net       Common     Paid-in     Receivable -
                                               Investment   Stock      Capital     Affiliates
                                               ----------   ------    ----------   ------------
Balance, December 31, 1998                     $ 224,126     $ --     $      --      $    --

Net income                                        17,788       --            --           --
Net settlements with owner                       (39,290)      --            --           --
                                               ---------     ----     ---------      -------

Balance, December 31, 1999                       202,624       --            --           --

Net income                                        23,153       --            --           --
Assets contributed by Union Oil                    4,921       --            --           --
Cash transfer from owner pursuant to merger       14,528       --            --           --
Net settlements with owner                       (15,844)      --            --           --
Acquisition of Titan Exploration, Inc.                --      173       151,253       (6,706)
Amortization of deferred compensation                 --       --         2,893           --
Officer severance agreements (Note 6)                 --       --       (56,925)          --
Accrued interest                                      --       --            --         (246)
Amortization of deferred compensation                 --       --            --           --
Stock options exercised                               --       --           454           --
Tax benefit of stock options
    exercised                                         --       --            71           --
Director and other stock awards                       --       --            26           --
Transfer of owner's net investment
    and issuance of  common stock
    pursuant to the merger                      (229,382)     327       229,055           --
                                               ---------     ----     ---------      -------

Balance, December 31, 2000                     $      --     $500     $ 326,827      $(6,952)

Net income                                            --       --            --           --
Adoption of SFAS No. 133:                             --       --            --           --
   SFAS No. 133 transition adjustment                 --       --            --           --
   SFAS No. 133 reclassification to earnings          --       --            --           --
   SFAS No. 133 net gain (loss) on
     cash flow hedges                                 --       --            --           --

Comprehensive income

Cash transfer from owner pursuant to merger           --       --         1,777           --
Net settlements with owner                            --       --        (2,948)          --
Amortization of deferred compensation                 --       --            --           --
Officer severance agreements (Note 6)                 --       --        17,635           --
Accrued interest                                      --       --            --         (425)
Stock options exercised                               --        2         1,548           --
Tax benefit of stock options
    exercised                                         --       --           428           --
Director and other stock awards                       --       --            43           --
                                               ---------     ----     ---------      -------

Balance, December 31, 2001                     $      --     $502     $ 345,310      $(7,377)
                                               =========     ====     =========      =======


                                                                          Accumulated         Total
                                                                            Other        Stockholders' Equity
                                                 Deferred     Retained   Comprehensive     and Owner's Net
                                               Compensation   Earnings      Income          Investment
                                               ------------   --------   -------------   --------------------
Balance, December 31, 1998                       $    --      $     --     $     --           $ 224,126

Net income                                            --            --                           17,788
Net settlements with owner                            --            --           --             (39,290)
                                                 -------      --------     --------           ---------

Balance, December 31, 1999                            --            --           --             202,624

Net income                                            --        59,707           --              82,860
Assets contributed by Union Oil                       --            --           --               4,921
Cash transfer from owner pursuant to merger           --            --           --              14,528
Net settlements with owner                            --            --           --             (15,844)
Acquisition of Titan Exploration, Inc.                --            --           --             144,720
Amortization of deferred compensation             (2,893)           --           --                  --
Officer severance agreements (Note 6)                 --            --           --             (56,925)
Accrued interest                                      --            --           --                (246)
Amortization of deferred compensation                597            --           --                 597
Stock options exercised                               --            --           --                 454
Tax benefit of stock options
    exercised                                         --            --           --                  71
Director and other stock awards                       --            --           --                  26
Transfer of owner's net investment
    and issuance of  common stock
    pursuant to the merger                            --            --           --                  --
                                                 -------      --------     --------           ---------

Balance, December 31, 2000                       $(2,296)     $ 59,707     $     --           $ 377,786

Net income                                            --        81,360           --              81,360
Adoption of SFAS No. 133:                             --            --      (11,364)            (11,364)
   SFAS No. 133 transition adjustment                 --            --          456                 456
   SFAS No. 133 reclassification to earnings          --            --        4,034               4,034
   SFAS No. 133 net gain (loss) on
     cash flow hedges                                 --            --       16,972              16,972
                                                                                               --------
Comprehensive income                                                                             91,458
                                                                                               --------
Cash transfer from owner pursuant to merger           --            --           --               1,777
Net settlements with owner                            --            --           --              (2,948)
Amortization of deferred compensation                779            --           --                 779
Officer severance agreements (Note 6)                 --            --           --              17,635
Accrued interest                                      --            --           --                (425)
Stock options exercised                               --            --           --               1,550
Tax benefit of stock options
    exercised                                         --            --           --                 428
Director and other stock awards                       --            --           --                  43
                                                 -------      --------     --------           ---------

Balance, December 31, 2001                       $(1,517)     $141,067     $ 10,098           $ 488,083
                                                 =======      ========     ========           =========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Year Ended December 31,
                                                                      --------------------------------
                                                                         2001        2000       1999
                                                                      ---------   ---------   --------
Cash flows from operating activities:
   Net income                                                         $  81,360   $  82,860   $ 17,788
   Adjustment to reconcile net income to net cash provided by operating activities:
          Depletion, depreciation and amortization                      145,476      45,426     32,133
          Impairment of long-lived assets                                    --          --        345
          Amortization of deferred compensation                           1,518      15,386         --
          Amortization of deferred commodity hedges                      (6,781)    (12,497)        --
          Non-cash effect of derivatives                                (19,255)         --         --
          Exploration and abandonments                                   37,701      15,228      3,035
          Bad debt expense                                                2,046          --         --
          Gain on sale of assets                                           (831)     (1,336)        63
          Deferred income taxes                                          43,021       8,846      2,074
          Other items                                                     1,169        (245)       412
   Changes in assets and liabilities, excluding acquisitions:
          Accounts receivable                                            13,784     (35,894)        --
          Prepaid expenses and other current assets                        (286)        425         --
          Receivables for under-delivered gas                             4,420      (7,393)     1,660
          Other assets                                                   (2,039)     (1,484)        --
          Accounts payable and accrued liabilities                       21,709      21,522         --
          Income taxes payable                                           (7,603)      3,299         --
          Liabilities for over-delivered gas                             (7,207)      9,008      1,052
          Other non-current liabilities                                      92         (50)      (159)
                                                                      ---------   ---------   --------
                Total adjustments                                       226,934      60,241     40,615
                                                                      ---------   ---------   --------
                Net cash provided by operating activities               308,294     143,101     58,403
                                                                      ---------   ---------   --------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                 (172,970)       (659)        --
    Investment in oil and gas properties                               (559,026)   (102,066)   (19,427)
    Additions to other property and equipment                           (11,936)     (2,009)        --
    Proceeds from sale of assets                                          4,402       1,837        314
    Notes receivable - affiliates                                            --       2,846         --
                                                                      ---------   ---------   --------
                Net cash used in investing activities                  (739,530)   (100,051)   (19,113)
                                                                      ---------   ---------   --------

Cash flows from financing activities:
    Proceeds from  (payments of) revolving debt, net                    171,200     (38,863)        --
    Proceeds from long-term debt                                        347,354          --         --
    Payments of long-term debt                                          (87,436)         --         --
    Exercise of stock options                                             1,550         454         --
    Cash transfer from Union Oil pursuant to merger                       1,777      14,528         --
    Net settlements with Union Oil                                       (2,948)    (15,844)   (39,290)
    Other financing activities                                            2,007          --         --
                                                                      ---------   ---------   --------
                Net cash provided by (used in) financing activities     433,504     (39,725)   (39,290)
                                                                      ---------   ---------   --------

                Net increase in cash and cash equivalents                 2,268       3,325         --

Cash and cash equivalents, beginning of year                              3,325          --         --
                                                                      ---------   ---------   --------
Cash and cash equivalents, end of year                                $   5,593   $   3,325   $     --
                                                                      =========   =========   ========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

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

     General and Administrative Costs

     General and administrative costs include charges related to activities such as accounting, legal, human resources, marketing, planning and public relations. General and administrative costs allocated from Union Oil to the Permian Basin business unit were $7.8 million for 1999. General and administrative costs charged to the Permian Basin business unit were $1.4 million for 2000.

                                      F-9                            (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     Indirect Production Costs

     Indirect production costs include charges for procurement and logistics, reservoir engineering, production engineering, workover, drilling, loss control, and health, environment and safety. Indirect production costs allocated from Union Oil to the Permian Basin business unit were $2.4 million for 1999. Indirect production costs charged to the Permian Basin business unit were $900,000 for 2000.

     Indirect Exploration Costs

     Indirect exploration costs include charges for the chief geologist's department, the chief geophysicist's department, and the land department. Exploration costs allocated from Union Oil were $2.1 million for 1999. Indirect exploration costs charged to the Permian Basin business unit were $200,000 for 2000.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Pure and its wholly owned subsidiaries. Investments in corporate joint ventures and partnerships where Pure has ownership interest of 50% or less are accounted for on the equity method. All other investments with an ownership interest of less than 20% and no significant influence are accounted for on the cost method. All material intercompany accounts and transactions have been eliminated in the consolidation. Pure owns no interests in special purpose entities.

     Use of Estimates in the Preparation of Financial Statements

     Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Oil and gas reserve estimates are used in the calculation of depletion expense and in the determination of impairment of oil and gas properties and are inherently imprecise. Actual results could differ from those estimates.

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

                                      F-10                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

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

     Depletion, Depreciation and Amortization

     Provision for depletion of oil and gas properties is calculated using the unit-of-production method on the basis of an aggregation of properties with a common geologic structural feature or stratigraphic condition, typically a field or reservoir. In addition, estimated costs of future dismantlement, restoration and abandonment, if any, are accrued as a part of depletion, depreciation and amortization expense on a unit of production basis; actual costs are charged to the accrual. Other property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Non-compete agreements are amortized over the term of the underlying agreements. Loan financing and the 7.125% senior notes original issue discount costs are capitalized and amortized to interest expense over the term of the related loan.

     Impairment of Long-Lived Assets

     Pure follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). Consequently, Pure reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting and other identifiable intangible assets, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows, on a depletable unit basis, is less than the carrying amount of such assets. In this circumstance, Pure recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Pure accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less estimated cost to sell once management has committed to a plan to dispose of the assets.

     Income Taxes

     Pure follows the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

                                      F-11                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     Environmental

     Pure is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require Pure to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that has no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation are probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments are fixed and readily determinable.

     Revenue Recognition

     Pure uses the sales method of accounting for crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil sold to purchasers.

     Pure utilizes the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on Pure's proportionate share of actual sales of natural gas. Pure has a net liability of approximately $5.5 million and $7.5 million at December 31, 2001 and 2000, respectively, associated with gas balancing. At December 31, 2001 and 2000, the associated net volumes related to the gas imbalances were approximately 1.2 Bcf and 1.0 Bcf, respectively.

     Stock-based Compensation

     Pure accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, Pure has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). See Note 11 for the pro forma disclosures of compensation expense determined under the fair-value provisions of SFAS No. 123.

     Treasury Stock

     Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

     Derivative Instruments and Hedging Activities

     As of January 1, 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. These standards require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments which are not designated and qualify as effective hedges or are defined by SFAS No. 133 as being "fair value hedges" are recorded in earnings as the changes occur. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The effectiveness of hedges is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Pure discontinues hedge accounting prospectively. Any change in fair value resulting from ineffectiveness of a portion of a derivative contract, as defined by SFAS No. 133, is recognized immediately in earnings. See
Note 16 for additional information.

                                      F-12                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     For the years ended December 31, 2000 and 1999, prior to the adoption of SFAS No. 133, Pure entered into or acquired commodity price swap agreements and interest rate swap agreements to reduce its exposure to market risks from changing commodity prices and interest rates. Pure periodically entered into commodity derivative contracts in order to hedge the effect of price changes on commodities Pure produced and sold. Gains and losses on contracts that are designed to hedge commodities were included in income recognized from the sale of those commodities. Gains and losses on derivative contracts which do not qualify as hedges are recognized in each period based on the market value of the related instrument. Pure entered into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid was recognized over the lives of the agreements as an adjustment to interest expense.

     Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

     Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. There is no impact to Pure's financial statements as we have not entered into any business combinations subsequent to June 30, 2001 that required the recording of goodwill or other intangible assets.

     In October 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of December 31, 2001, Pure is assessing the impact on its financial statements.

     In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Pure adopted the SFAS No. 144 on January 1, 2002. Pure, believes that the impact from SFAS No. 144 on Pure's financial position and results of operations should not be significantly different than those from SFAS No. 121, except as to the reporting of asset disposals related to discontinued operations.

                                      F-13                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(3)  Disclosures About Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of Pure's financial instruments (in thousands):

                                                                           December 31,
                                                            -----------------------------------------
                                                                    2001                 2000
                                                            -------------------   -------------------
                                                            Carrying    Fair      Carrying    Fair
                                                             Amount     Value      Amount     Value
                                                            --------   --------   --------   --------
                                                                         (in thousands)
        Financial Assets:
           Cash and  cash equivalents                       $  5,593   $  5,593   $  3,325   $  3,325
           Notes receivable - affiliates                       7,377      7,377      6,952      6,952
           Commodity price derivatives                         4,918      4,918         --         --

        Financial liablilites:
           Interest rate derivatives                           1,341      1,341         --         --
           Debt:
               Revolvers                                     233,000    233,000     65,000     65,000
               Working Capital Revolver                        6,200      6,200      3,000      3,000
               Senior Notes                                  350,000    335,440         --         --

        Unrecognized financial instruments (Note 16)(a):
           Commodity prices derivatives                           --         --     (6,781)   (23,391)

-----------
(a) The amount shown under "carrying amount" in 2000 represents the remaining liability associated with the mark-to-market of the financial derivatives held by Titan on the date of the Titan merger, see Note 16.

     Cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

     Notes receivable - affiliates. The carrying amounts approximate fair value due to the comparability of the interest rate to Pure's borrowing rate.

     Debt. The carrying amount of the revolving long-term debt approximates fair value because Pure's current borrowing rate does not materially differ from market rates for similar bank borrowings. The fair value of the senior notes were obtained from a third-party investment bank.

     Commodity price derivatives. The fair market values of commodity derivative instruments are estimated based upon the current market price of the respective commodities at the date of valuation. It represents the amount, which Pure would be required to pay, or able to receive based upon the differential between a fixed and a variable commodity price as specified in the hedge contracts.

     Interest rate derivatives. The fair market values of interest rate derivative instruments are estimated based upon information provided to Pure by its counterparty.

                                      F-14                           (Continued)

                             Pure Resources, Inc.

                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

(4)  Debt

                                                         December 31,
                                                   ----------------------
                                                     2001          2000
                                                   ---------      -------
                                                        (in thousands)
        5-Year Revolver                            $  58,000      $65,000
        3-Year Revolver                              175,000           --
        Working Capital Revolver                       6,200        3,000
        7.125% Senior Notes, Due 2011                350,000           --
        Senior Notes discount                         (2,497)          --
                                                   ---------      -------
                                                   $ 586,703      $68,000
                                                   =========      =======

     5-Year Revolver

     In September 2000, Pure entered into an unsecured credit agreement for a $250 million five-year revolving credit facility ("5-Year Revolver") with JPMorgan Chase Bank (the "Bank") and First Union National Bank. The 5-Year Revolver has current commitments of $235 million. All amounts outstanding on the 5-Year Revolver are due and payable in full on September 29, 2005. A portion of the 5-Year Revolver is available for the issuance of up to $50 million of letters of credit.

     At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum.

     The 5-Year Revolver contains various restrictive covenants and compliance requirements, which include (a) limiting the incurrence of additional indebtedness, (b) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, (c) limitation on dividends and distributions, (d) other financial covenants and (e) limitation on hedging arrangements.

     3-Year Revolver

     In November 2001, Pure entered into an unsecured credit agreement with JPMorgan Chase, First Union National Bank and BNP Paribas for a $275 million 3-year revolving credit facility ("3-Year Revolver"). All amounts outstanding under the 3-Year Revolver are due and payable in full on November 20, 2004. A portion of the 3-Year Revolver is available for the issuance of up to $50 million of letters of credit.

     At Pure's option, borrowings under the 3-Year Revolver bear interest at either (a) the "Alternate Base Rate" (i.e. higher of the Bank's prime rate, or the federal funds rate plus .50% per annum) or (b) the Eurodollar rate plus a margin ranging from .375% to .950% per annum. These margins vary as Pure's debt ratings with S&P and Moody's change (i.e. improvement in Pure's debt rating decreases its margins). At December 31, 2001, Pure is paying .750% margin on its Eurodollar tranches.

                                      F-15                           (Continued)

                             Pure Resources, Inc.

                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

     Participation fees on letters of credit are due quarterly and range from ..500% to .750% per annum on the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 3-Year Revolver and range from .125% to .300% per annum. Utilization fees of .25% are due quarterly on the outstanding principal and letters of credit for the periods when the lender's exposure exceeds 33% of the total commitment.

     The 3-Year Revolver contains various restrictive covenants and compliance requirements, which include (a) limiting the incurrence of additional indebtedness, (b) restrictions as to merger, sale or transfer of assets and transactions with affiliates without the lenders' consent, (c) limitation on dividends and distributions, (d) other financial covenants and (e) limitation on hedging arrangements.

     Working Capital Revolver

In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank, which at December 31, 2001 was 3.75%. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. Pure has the ability and intent to finance the principal outstanding under the Working Capital Revolver utilizing Pure's 5-Year Revolver or 3-Year Revolver.

     7.125% Senior Notes

     In June 2001, Pure issued $350 million in unsecured senior notes which bear interest at 7.125% ("7.125% senior notes"). The 7.125% senior notes were issued at a discount to their face value which resulted in the 7.125% senior notes having a yield of 7.232%. The 7.125% senior notes pay interest each June 15 and December 15 beginning in December 2001. The maturity date of the 7.125% senior notes is June 15, 2011. Pure has the right to redeem the 7.125% senior notes at any time for an amount equal to the principal plus a make-whole premium.

     The 7.125% senior notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of Pure. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the 5-Year Revolver and 3-Year Revolver and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

     The 7.125% senior notes indenture contains covenants, which include limitations on (a) liens, (b) sale/leaseback transactions and (c) mergers and consolidations. Pursuant to a registration rights agreement, in November 2001 Pure completed an exchange offer pursuant to which the 7.125% senior notes were exchanged for a new, registered issue of 7.125% senior notes.

                                      F-16                           (Continued)

                             Pure Resources, Inc.

                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

Maturities of debt are as follows (in thousands):

      2002                                              $      -
      2003                                                     -
      2004                                               175,000
      2005                                                64,200
      2006                                                     -
      Thereafter                                         350,000

(5)  Acquisitions

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

     The preliminary purchase price (the final purchase price and related allocation is not expected to differ materially from the preliminary purchase price and related allocation) is calculated as follows (in thousands):

     Hallwood common and preferred stock                             $145,286
     Hallwood stock options and warrants                                5,684
     Assumed debt (subsequently refinanced)                            87,436
     Other obligations assumed                                         10,449
     Severance and non-compete payments                                20,390
     Estimated acquisition and other related costs                      6,384
                                                                     --------
     Purchase price                                                  $275,629
                                                                     ========

                                      F-17                           (Continued)

                             Pure Resources, Inc.

                  Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

     Recorded amount of assets acquired                           $ 372,676
     Assumed debt                                                   (87,436)
     Deferred income taxes                                          (37,736)
     Liabilities assumed                                            (74,534)
                                                                  ---------
     Acquisition costs, net of cash acquired                      $ 172,970
                                                                  =========

     The liabilities assumed include amounts related to preacquisition contingencies, and fair value of financial derivatives of $31.2 million.

     International Paper Transaction

     On January 31, 2001, Pure (a) acquired oil and gas properties, fee mineral and royalty interests from International Paper Company and (b) contributed cash for a controlling general and limited partnership interests, in a partnership that owns oil and gas properties contributed by International Paper, for a total of approximately $261 million, subject to adjustments which totaled $5.0 million, for cash (collectively "International Paper transaction"). In addition, Pure incurred approximately $5.1 million in transaction costs associated with the International Paper transaction. Affiliates of International Paper own an approximate 5% interest in a partnership, which holds certain of the oil and gas properties, involved in this transaction. The transaction was funded under Pure's Credit Agreements. Pure accounted for this transaction on the purchase method and allocated the transaction value as follows (in thousands):

     Partnership interests (consolidated in oil and gas properties in the balance sheet)    $243,221
     Oil and gas properties and other assets                                                  23,703
                                                                                            --------

     Cash paid                                                                              $266,924
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

                                      F-18                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

     Recorded amount of assets acquired                             $ 269,661
     Deferred income tax asset                                         32,984
     Liabilities assumed                                             (150,560)
     Common stock issued and stock options issued                    (151,426)
                                                                    ---------
     Acquisition costs, net of cash acquired                        $     659
                                                                    =========

     The liabilities assumed primarily include amounts recorded for preacquisition contingencies, debt of Titan of $106.9 million, and a commodity hedge obligation of $19.3 million.

     Pro Forma Results of Operations (Unaudited)

     The following table reflects the pro forma results of operations for the years ended December 31, 2001 and 2000 as though (a) the Titan merger and the Contribution, (b) the International Paper transaction and (c) the Hallwood merger each occurred as of January 1, 2000. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

                                                        Year ended December 31,
                                                        -----------------------
                                                            2001       2000
                                                          --------   --------
     Revenues                                             $539,352   $527,692
     Net income                                           $ 73,710   $ 97,429
     Net income per common share                          $   1.47   $   1.95
     Net income per common share - assuming dilution      $   1.44   $   1.92

                                      F-19                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(6)  Commitments and Contingencies

     Operating Leases

     Pure has non-cancelable operating leases for office facilities. Future minimum lease commitments under non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

          2002                                                   $2,577
          2003                                                    2,547
          2004                                                    2,494
          2005                                                    2,570
          2006                                                    2,188
     Thereafter                                                   1,367

     The future minimum lease commitments above have not been reduced, in total, by minimum sublease rentals of approximately $1,842,000 due in the future under non-cancelable subleases.

     Lease expense during 2001, 2000 and 1999 was $1,910,000, $1,101,000 and
$566,000, respectively. Included in the table are approximately $4.4 million of future minimum lease payments related to certain unfavorable leases assumed in the Hallwood merger whose fair value was recorded as a liability in connection with the Hallwood merger. In 2001, payments related to these unfavorable leases were approximately $525,000.

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

     We are unable at this time to assess the likelihood of an unfavorable outcome. We strongly believe the suit is without merit and will vigorously defend against it. In our opinion, the ultimate disposition of this lawsuit in the event of an unfavorable outcome, if the matter does go to trial, should not have a material adverse effect on Pure's financial position or liquidity, but could adversely impact results of operations in a given reporting period.

                                      F-20                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

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

     As discussed in Note 7, Pure had accrued $4.6 million and $1.1 million at December 31, 2001 and 2000, respectively, for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

     Employment/Severance Agreements

Put Right. Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,811,107 Pure shares held subject to the put right at December 31, 2001). At December 31, 2001, with the net asset value per share of $17.54, Pure's obligation to purchase this common stock was approximately $49.3 million,
..    Acquired by the officer pursuant to exercises of stock options currently held or granted in the future, (see Note 11 for the shares underlying the stock option subject to the put right at December 31, 2001 and the applicable exercise prices). At December 31, 2001, there were 4,120,570 stock options subject to the put right, of which 3,449,068 had exercise prices that were less than the net asset value per share of $17.54 at December 31, 2001. Pure would receive proceeds of approximately $40.0 million if the 3,449,068 of stock options were exercised and Pure's obligation to purchase the 3,449,068 shares, at the net asset value per share of $17.54 at December 31, 2001, was approximately $60.5 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at December 31, 2001 was approximately $20.5 million.

     The put right is exercisable by the covered officer upon the occurrence of a "put event" by providing written notice to Pure within 90 days after the date of the put event. The date of that exercise notice establishes the "put date" for purposes of making certain calculations to be utilized in the closing of the related purchase of shares, or "put closing." If the officer either does not exercise the put right in a situation other than in connection with a change of control of Pure or Unocal, or exercises the put right with respect to only a portion of the covered shares, the officer cannot later cause Pure to purchase additional shares after another put event. A put event means any one of the following:

                                      F-21                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

..    Termination of the officer's employment for any reason after May 25, 2003
     (for example, as a result of voluntary resignation or termination for cause, as defined in the applicable agreement).
..    Termination of the officer's employment by Pure without cause, as defined in the applicable agreement.
..    Change of control, as defined in the applicable agreement, of Pure.
..    Change of control, as defined in the applicable agreement, of Unocal.
..    Death or disability of the officer.
..    Resignation of the officer for good reason, as defined in the applicable agreement and discussed below.
..    Acquisition by Union Oil and its affiliates of beneficial ownership of 85%
     or more of Pure's voting securities.

     If a put event occurs and one or more of the covered officers exercises the put right, Pure will require cash to satisfy its obligation to purchase the shares covered by the put exercise. Because the employment/severance agreements provide the covered officer the right to include in the amount of shares to be purchased by Pure any specified shares that are acquired pursuant to stock option exercises after the put event or put date but before the related put closing, Pure may receive cash from stock option exercises in connection with exercises of the put right. If Pure does not have enough cash, net of the amount received by Pure in related stock option exercises, to satisfy its obligations, Pure would have to incur additional indebtedness. At December 31, 2001, the net amount of required cash, assuming all individuals subject to the put exercise their put right at the net asset value per share of $17.54, is estimated to be $69.8 million (which is reflected in the consolidated balance sheet as the amount of the common stock subject to repurchase). At the end of the calendar quarters since the origination of the employment/severance agreements containing the put right, the amount of the common stock subject to repurchase has ranged from $69.8 million to $155.5 million, as calculated in accordance with the following paragraph. Accordingly, it could require substantial financial resources of Pure to fund the put right.

     The net asset value per share is computed by dividing the net asset value, as defined below, by the number of fully-diluted outstanding shares. The net asset value is computed as 110% of the pre-tax present value (discounted at 10%) of Pure's proved reserves, utilizing the average of the three-year NYMEX commodity strip price for the 120 days prior to the put date (adjusted for commodity hedges in place at the put date), less the funded debt of Pure at the put date. Funded debt was approximately $589.2 million at December 31, 2001. The calculated number of fully-diluted outstanding shares as the sum of (a) the total issued and outstanding common shares of Pure at the put date and (b) the total number of outstanding stock options (regardless of whether the options are in-the-money or out-of-the-money) or other securities convertible into common stock as of the put date (for both management and employees).

     For purposes of valuing the proved reserves, the board of directors of Pure, in its sole discretion, will determine the proved reserves ("initial valuation"). Messrs. Hightower and Staley have the right to request a second valuation at their expense by a third party independent engineering firm ("second valuation"). If the second valuation is not acceptable to Pure, Pure must select another third party independent engineering firm to perform a third evaluation ("final valuation") and the cost of the final valuation will be shared equally by Pure and the officer. If the final evaluation exceeds the second valuation, the second valuation must be used to determine the net asset value. If the initial valuation exceeds the final evaluation, the initial valuation must be used to determine the net asset value. If the final evaluation is between the initial valuation and the second valuation, an average of all three evaluations must be used to determine the value of the proved reserves.

     At December 31, 2001, the net asset value per share (based on the data above) was estimated to be $17.54, and Pure's common stock price closed at $20.10 per share.

     The $69.8 million reflected in the consolidated balance sheet at December 31, 2001 as common stock subject to repurchase is based on the net asset value per share of $17.54 discussed above and has been calculated as (a) the amount required to purchase all covered shares of common stock (including shares underlying stock options) of all

                                      F-22                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

covered officers, less (b) the proceeds Pure would receive from the exercise by all covered officers of all of their in-the-money stock options (options whose exercise price is less than the net asset value per share).

     The gross deferred compensation related to Pure's potential obligations to purchase the covered shares (including shares underlying stock options), which at December 31, 2001 was approximately $30.7 million, is calculated as the sum of the following:

     (a) the product of (x) the difference between the net asset value per share and Pure's common stock price (but only if the net asset value per share is higher), times (y) the total of the number of all covered officers' covered shares that were actually outstanding at December 31, 2001; plus
     (b) the product of (x) the difference between the higher of the net asset value per share or Pure's common stock price and the exercise price of all covered officers' stock options with an exercise price that is less than the higher of net asset value per share or Pure's common stock price, times (y) the number of shares underlying these stock options

     In 2001 and 2000, Pure recorded approximately $915,000 and $14.8 million, respectively, in compensation expense related to these compensation arrangements. The total deferred compensation periodically determined will be amortized as compensation expense over a three-year period for common stock held at May 26, 2000 (date of the Titan merger), and the vesting period of each of the applicable stock option agreements. At December 31, 2001 the deferred compensation reflected in the consolidated balance sheet of $15.0 million is computed by taking the gross deferred compensation of $30.7 million less the compensation expense recorded in 2001 and 2000, as noted above. After May 26, 2003, any changes in gross deferred compensation, except for stock options not fully vested, for each quarterly determination period will be charged or credited to compensation expense in each quarterly determination period.

     This compensation arrangement is being treated as a "variable plan" under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25."

     At December 31, 2001, Pure recorded as common stock subject to repurchase $69.8 million based on Pure's historical method of calculating this liability. Due to interpretational factors and circumstances that could exist at the time of the exercise of the put right, Pure estimates this put obligation would be not less than $69.8 million nor more than $81.2 million at December 31, 2001. The aforementioned interpretations and circumstances relate to the treatment and application of the proceeds from the exercise of the stock options and to the number of shares to be considered or utilized as fully-diluted shares. Additionally, the common stock subject to repurchase could differ due to (a) the imprecision associated with the engineering of oil and gas reserves and (b) the multiple valuations of the proved reserves that could be required under the put right, as discussed above.

Severance Benefits. Pursuant to the employment/severance agreements, upon the occurrence of a termination event for severance benefits, as defined in the applicable agreement and discussed below, each covered officer is entitled to severance benefits including the following:

     . Cash payment equal to one to three times (depending on officer) of the sum of (a) the annual base salary and (b) greater of the bonus from the preceding year or the average of the bonus from the three previous years, with a gross-up payment to offset fully the effect of any federal excise tax imposed on the severance payment. The aggregate payment potentially payable, at December 31, 2001, under this provision is approximately $6.0 million, excluding the effect of any gross-up payment, if any.

     . Immediate vesting of all restricted stock, options and other rights granted to the officer.

     . Action by Pure to prevent automatic termination of the officer's stock options as a result of termination.

                                      F-23                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     A termination event, as defined in the applicable agreements, for purposes of the severance benefits is any one of the following:

..    Termination of employment of the officer by Pure for any reason other than cause.
..    Voluntarily termination of employment by the officer for good reason, with good reason including the following:
     . Material change in the nature and scope of the officer's duties and responsibilities from those at May 26, 2000.
     .    Reduction in the officer's status with Pure below their current position.
     . Reduction of the officer's base salary below the base salary immediately prior to May 26, 2000, except for proportionate, officer-wide reductions.
     . Material diminution in the officer's eligibility to participate in the benefit and incentive plans of Pure provided to the officer immediately prior to May 26, 2000.
     . Relocation of the officer outside the state of Texas or required travel in excess of the greater of (a) 90 days per year or (b) the level of travel of the officer the year immediately prior to May 26, 2000.
..    Change of control of Pure and failure to reach agreement on employment terms following the change of control, which terms are acceptable to the officer.
..    Change of control of Unocal and failure to reach agreement on employment terms following the change of control, which terms are acceptable to the officer.
..    Acquisition by Union Oil and its affiliates of beneficial ownership of 85%
     or more of Pure's voting securities.

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

     International Paper Transaction

     Under the partnership agreement with affiliates of International Paper the partnership has loaned, under a senior note agreement guaranteed by International Paper, for a 30-year term, approximately $243.9 million to an affiliate of International Paper which pays interest to the partnership quarterly. The loan was funded through the initial contributions by Pure in connection with the International Paper transaction. Affiliates of International Paper own common, preferred and mezzanine capital in the partnership, of which the partnership quarterly pays returns on the preferred capital. The partnership has a master offset agreement which allows the partnership to offset the loan to the International Paper affiliates with the common and preferred capital owned by affiliates of International Paper, as a result the loan and common and preferred capital are eliminated in the consolidated balance sheet.

                                      F-24                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     The loan to the International Paper affiliates exposes Pure, through its ownership of the partnership, to potential credit risk. Under the terms of the senior note agreement there are provisions to allow Pure to accelerate payment of the loan or offset the loan against the preferred and common capital if International Paper and its affiliates fail to perform or its credit is downgraded pursuant to the senior note agreement. Pure believes, at the present, the partnerships risk of loss from the loan to be remote.

     Under the terms of a partnership agreement with affiliates of International Paper (see Note 5 on the International Paper transaction), Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at December 31, 2001 is approximately $63 million. Pure, at the present, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

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

(7)  Accrued Abandonment, Restoration and Environmental Liabilities

     At December 31, 2001 and 2000, Pure had accrued $18.0 million and $13.2 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $58.6 million at December 31, 2001 and $34.9 million at December 31, 2000. These estimates are based on abandonment cost studies performed by an independent third party and on estimates prepared by Pure.

     Pure's accrual for environmental remediation obligations totaled $4.6 million and $1.1 million as of December 31, 2001 and 2000, respectively. As part of the Hallwood merger, Pure recorded approximately $3.5 million in estimated environmental remediation obligations.

(8)  Statements of Cash Flows

     Interest expense of $27,695,000 and $4,435,000 was paid in 2001 and 2000, respectively. No interest expense was paid in 1999.

     Income taxes, net of refunds, of $1,521,000, $22,323,000 and $6,611,000 were paid in 2001, 2000 and 1999, respectively. In 2000 and 1999, income taxes of $10,223,000 and $6,611,000 were paid to Union Oil.

                                      F-25                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(9)  Income Taxes

     Total income tax expense was allocated as follows:

                                                            Year ended December 31,
                                                         ------------------------------
                                                           2001        2000       1999
                                                         --------    --------    ------
                                                                  (in thousands)
       Income from continuing operations                 $ 34,374    $ 34,975    $8,685
       Stockholders' equity for compensation expense
          for tax purposes in excess of amounts
          recognized for financial reporting purposes        (428)        (71)       --
                                                         --------    --------    ------
                                                         $ 33,946    $ 34,904    $8,685
                                                         ========    ========    ======

     Income tax expense attributable to income from continuing operations consists of the following:

                                                Year ended December 31,
                                         --------------------------------------
                                           2001            2000           1999
                                         --------        --------        ------
                                                      (in thousands)
       Current:
          Federal                        $(10,041)       $ 25,389        $5,857
          State                             1,394             740           754
                                         --------        --------        ------
                                           (8,647)         26,129         6,611
                                         --------        --------        ------
       Deferred:
          Federal                          43,021          13,451         1,874
          State                                --          (4,605)          200
                                         --------        --------        ------
                                           43,021           8,846         2,074
                                         --------        --------        ------
       Total                             $ 34,374        $ 34,975        $8,685
                                         ========        ========        ======

     The reconciliation between the tax expense computed by multiplying pretax income by the U.S. federal statutory rate and the reporting amounts of income tax expense is as follows:

                                                                   Year ended December 31,
                                                                ------------------------------
                                                                  2001        2000      1999
                                                                --------    --------   -------
                                                                          (in thousands)
       Income at statutory rate                                 $ 41,013    $ 41,242   $ 9,266
       Changes in state income tax rates                              --      (4,684)       --
       State income taxes, net of federal benefit                    906         819       619
       Tax credit                                                 (4,761)     (2,500)   (1,200)
       Prior year accrual to tax return adjustments and other     (2,784)         98        --
                                                                --------    --------   -------
       Income tax expense                                       $ 34,374    $ 34,975   $ 8,685
                                                                ========    ========   =======

                                      F-26                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                    December 31,
                                                               ---------------------
                                                                  2001        2000
                                                                   (in thousands)
     Deferred tax assets (liabilities):
        Net operating loss                                     $  18,125    $ 24,348
        Compensation, principally due to accrual for
           financial reporting purposes                            6,055       5,385
        Accrued abandonment and restoration costs                  6,122       4,643
        Property, plant and equipment, principally due
           to differences in basis upon acquisition,
           depletion, impairment and the deduction
           of intangible drilling costs for tax purposes        (170,894)    (95,482)
        Other                                                      5,323       5,650
                                                               ---------    --------
     Net deferred tax liability                                $(135,269)   $(55,456)
                                                               =========    ========

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

     At December 31, 2001, Pure had net operating loss carryforwards ("NOLs") for U.S. federal income tax purposes of approximately $51.8 million, which are available to offset future regular taxable income, if any. All the NOL's relates to pre-acquisition NOL's from Titan and Hallwood, which are subject to an annual limitation of approximately $22.1 million. The carryforwards begin to expire in 2010.

(10) Related Party Transactions

     Union Oil has a common ownership interest in oil and gas properties that are operated by Pure and, in accordance with a standard operating agreement, makes payments to Pure for leasehold costs, drilling costs and lease operating and supervision charges. These payments were approximately $4.0 million and $2.5 million in 2001 and 2000, respectively. Revenue received in connection with these oil and gas properties were approximately $5.7 million and $4.7 million in 2001 and 2000, respectively.

     Certain officers and their affiliates have a common ownership interest in oil and gas properties that are operated by Pure and, in accordance with a standard industry operating agreement, make payments to Pure for leasehold costs, drilling costs and lease operating and supervision charges. These parties made payments of approximately $652,000 in 2001. These parties received payments of approximately $23,000 in 2000 from salvage value of equipment, net of lease operating expenses. Revenue received in connection with these oil and gas properties were approximately $106,000 and $11,000 in 2001 and 2000, respectively. These interests were owned by certain officers and their affiliates prior to the formation of Pure and its predecessor entities, except as discussed in the next two paragraphs

     In 2000, Pure entered into a Joint Development Agreement ("JDA") to explore a designated prospect area with a group of industry partners, one of which was an officer and director of Pure. The properties associated with the JDA represents assets owned by the officer prior to his employment with Pure and its predecessor entities. The

                                      F-27                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

officer has a 10% interest in the JDA. There was no cash initially paid to the partners as Pure is carrying the partners in the drilling of the first four wells in the JDA, subject to various provisions of the JDA. Pure owns a 60% interest in the JDA. In 2001, Pure spent approximately $115,000 to acquire additional acreage in the JDA and incurred approximately $12.7 million of expenditures in drilling of the carried wells under the JDA. In 2000, Pure spent approximately $450,000 to acquire additional acreage in the JDA and incurred approximately $3.5 million of expenditures in drilling of the first well under the JDA.

     In 2001, Pure entered into a Joint Development Agreement ("JDA II") to explore a designated prospect area with a group of industry partners, one of which is an officer and director of Pure. The properties associated with the JDA II represent assets owned by the industry partners and the officer prior to his employment with Pure and its predecessor entities. The officer has a 6.25% interest in the JDA II. Pure paid such officer approximately $13,500 for reimbursement of prospect costs. Pure is carrying these industry partners, excluding the officer, in the drilling of the first well in the JDA II, subject to various other provisions of the JDA II.

     In 2000, Pure entered into an office lease with an affiliate of an officer and director of Pure. The officer and director associated with this underlying transaction was not directly involved in the negotiations of the transaction. In 2001, the affiliate of the officer and director sold all of his commercial real estate interests including the building and related office lease to an unrelated third party. Pure paid rent expense of $312,000 in 2001 and $642,000 in 2000 to the affiliate of officer and director.

     Prior to the Titan merger, certain officers and employees of Titan entered into promissory notes with Titan for the purpose of receiving funds to exercise stock options and pay tax obligations related to the option exercises. The option agreements of these officers and employees provided for the use of the promissory notes to exercise the options. The promissory notes and related interest are recourse to the officers and employees. The promissory notes are primarily secured by Pure common stock. The interest rate on the promissory notes is currently 6.43%. The principal and interest on the promissory notes is due in full on November 11, 2002.

     In 2001, Pure paid approximately $186,000 of commissions on the purchase of oil and gas leases and granted an overriding royalty interest in the underlying leases to a relative of an officer and director of Pure. The officer and director associated with this underlying transaction was not directly involved in the negotiations of the transaction. These oil and gas leases were located in an area where Pure has ongoing exploration activity and the relative is in the business of brokering, buying and selling of oil and gas leases.

     In 2001, Pure entered into an exploration agreement to explore a designated prospect with an industry partner. The industry partner was an affiliate of the employer of an outside independent director of Pure. The director held the position of vice president with this employer through January 2002. The director's former employer was engaged in a different line of business than that of the industry partner involved in this transaction and the director was not directly involved in the related negotiations. Pure paid this affiliate $285,000 for the prospect and agreed to be promoted on the first well.

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

                                      F-28                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

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

     The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of December 31, 2001:

     Common stock outstanding                                             50,175,777
     Options awarded under the Pure 1999 Incentive Plan                    6,343,276
     Assumed options from Titan                                              458,011
     Options exercised                                                      (172,253)
     Options cancelled/forfeited                                            (245,219)
                                                                          ----------
     Common stock equivalents                                             56,559,592
                                                                          ==========

     Maximum shares/options allowed under the Pure 1999 Incentive Plan     6,787,151

     Less: Outstanding awards under the Pure 1999 Incentive Plan          (6,004,182)
           Outstanding options under the Titan Plans                        (379,633)
                                                                          ----------
     Shares/options available for future grant                               403,336
                                                                          ==========

     Pure granted 856,146 and 1,366,560 options to non-officers in 2001 and 2000, respectively. Certain grants in 2000 were made with an exercise price below Pure's stock price on the date of grant; consequently, Pure recorded deferred compensation of $2.9 million. The deferred compensation will be amortized over the vesting period, generally four years.

                                      F-29                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     A summary of Pure's stock option plans as of December 31, 2001 and 2000 and changes during 2001 and 2000 is presented below:

                                               December 31, 2001        December 31, 2000
                                              ---------------------   -----------------------
                                                           Weighted                  Weighted
                                                Number     Average      Number       Average
                                              of shares     Price      of shares      Price
                                              ---------    --------   ----------    ---------
     Stock options:
      Outstanding at beginning of year        5,483,112    $ 12.93            --    $      --
         Options canceled/forfeited            (139,832)   $ 16.55      (105,387)   $   15.30
         Options assumed                             --    $    --       458,011    $   15.79
         Options exercised                     (136,181)   $ 11.37       (36,072)   $   11.88
         Options granted                      1,176,716    $ 18.64     5,166,560    $   12.72
                                              ---------               ----------

      Outstanding at end of year              6,383,815    $ 13.94     5,483,112    $   12.93
                                              =========               ==========
      Exercisable at end of year              2,744,486    $ 12.72     1,455,848    $   12.75
                                              =========               ==========
     Weighted average fair value of options
      granted during the year                              $  7.07                  $    9.21
                                                           =======                  =========

     No options were granted in 1999.

     The following table summarizes information about the stock options outstanding at December 31, 2001:

                                            Options Outstanding                  Options Exercisable
                              --------------------------------------------   ----------------------------
                               Number of         Weighted         Weighted       Number of       Weighted
                                Shares            Average          Average        Shares         Average
                            Outstanding at       Remaining        Exercise    Exercisable at     Exercise
Range of Exercise Prices   December 31, 2001   Contractual Life     Price    December 31, 2001    Price
------------------------   -----------------   ----------------   --------   -----------------   --------
      $8.57 - $9.01              163,510          7.61 years       $ 8.92           62,631        $ 8.80
          $9.30                2,351,500          7.87 years         9.30        1,421,501          9.30
     $10.83 - $17.08           2,297,012          7.97 years        15.41          967,250         15.57
     $17.13 - $20.00           1,279,550          8.91 years        18.25          171,236         18.00
     $20.05 - $29.64             292,243          6.52 years        23.57          121,868         24.48

SFAS No. 123

     Pure applies APB No. 25 and related interpretations in accounting for its stock option plans. If compensation expense for the stock option plans had been determined in a manner consistent with SFAS No. 123. Pure's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                      F-30                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

                                                      Year Ended December 31,
                                             ----------------------------------------
                                                 2001         2000          1999
                                                -------      -------      -------
                                             (in thousands, except per share amounts)
     Net income                                 $72,344      $87,341      $17,788
     Net income per common share                $  1.44      $  2.04      $  0.54
     Net income per share - assuming dilution   $  1.42      $  2.00      $  0.54

     The pro forma net income and pro forma net income per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. Pro forma adjustments in future years will include compensation expense associated with the options granted in 2001 and 2000 plus compensation expense associated with any options awarded in future years. As a result, such pro forma compensation expense is likely to be higher than the levels experienced in 2001 and 2000. No options were granted or outstanding in 1999.

     The total fair value of stock options granted in 2001 and 2000 was approximately $8.3 million and $47.6 million, respectively. No options were granted in 1999. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                 2001         2000        1999
                                                -------     --------    --------
     Risk-free interest rate                       4.49%        5.80%      N/A
     Expected life                              5 years      7 years       N/A
     Expected volatility                             34%          45%      N/A
     Expected dividend yield                         --           --       N/A

     The following table sets forth the stock options held by Pure's officers as of December 31, 2001:

                        Exercise                    Number of
                         Price                       Options
                        --------                    ---------

                        $ 8.58                         15,629
                          9.30                      2,320,000
                         10.83                         78,847
                         14.53                         86,046
                         15.69                          8,546
                         17.08                        940,000
                         17.63                        300,000
                         18.35                        351,000
                         19.31                          9,959
                         21.36                          6,241
                         26.89                          4,302
                                                    ---------
                                                    4,120,570
                                                    =========

                                      F-31                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(12) Non-Employee Director Equity Plan

     In 2000, Pure adopted the Equity Plan for Outside Directors (the "Director Plan"), which was approved by the sole stockholder, Union Oil, prior to the merger with Titan. Directors who are not employees of Pure and Union Oil are eligible for this plan. The Director Plan has 200,000 shares available for awards. Currently, each eligible director receives $30,000 in annual compensation, which is paid on a quarterly basis. In addition, effective January 1, 2002, each outside director will receive $3,500 for each board meeting attended. Under the Director Plan, the fee generally is paid 40% in cash and 60% in Pure common stock at market prices, but an outside director may elect to substitute Pure common stock for some or all of his cash fee. An outside director may also elect to defer payment of some or all of his cash or stock fee, in which case fictional interest and/or dividend credits will be credited to a deferred compensation account.

     In 2001, Pure paid cash of $16,900 and issued 2,126 shares of Pure common stock (fair value on the date of awards was $43,129) to the eligible directors under the Director Plan. Certain directors have elected to defer some or all of their compensation in 2001, of which those directors deferred cash of $12,077 and 2,361 shares of Pure common stock (fair value on date of awards was $47,894). In 2000, subsequent to the Titan merger, Pure paid cash of $8,467 and issued 1,201 shares of Pure common stock (fair value on date of awards was $21,540) to the eligible directors under the Director Plan. Certain directors have elected to defer some or all of their compensation in 2000, of which those directors deferred cash of $6,032 and 1,336 shares of Pure common stock (fair value on date of awards was $23,961).

                                      F-32                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(13) Net Income per Common Share

     The following table sets forth the computation of basic and diluted net loss per common share:

                                                                                  Year ended December 31,
                                                                                ------------------------------
                                                                                   2001      2000      1999
                                                                                ---------   --------   -------
     Numerator:
        Net income and numerator for basic and diluted net income per
        common share - income available to common stockholders                  $  81,360   $ 82,860   $17,788
                                                                                ---------   --------   -------
     Denominator:
     Denominator for basic net income per common share - weighted
     average common shares (a)                                                     50,108     42,835    32,709

     Effect of dilutive securities - employee stock options not subject to
     "put" right                                                                      265         87        --

     Dilutive effect of officers' stock options subject to the "put" right
     under employment/severance agreements (Note 5)                                   726        355        --

     Dilutive effect of officers' individual common stock held subject to the
     "put" right under employment/severance agreements (Note 5)                        --        361        --
                                                                                ---------   --------   ------
     Denominator for diluted net income per common share - adjusted
     weighted average common shares and assumed conversions                        51,099     43,638    32,709
                                                                                =========   ========   =======
     Basic net income per common share                                          $    1.62   $   1.93   $  0.54
                                                                                =========   ========   =======
     Diluted net income per common share                                        $    1.59   $   1.90   $  0.54
                                                                                =========   ========   =======

     Employee stock options to purchase 6,383,315 shares of common stock were outstanding at December 31, 2001, but only 5,817,583 were included in the computation of diluted net loss per common share because the employee stock options' exercise price was greater than the average market price of the common stock of Pure for the 565,732 options shares excluded.

     Employee stock options to purchase 5,481,112 shares of common stock were outstanding at December 31, 2000, but only 5,119,718 were included in the computation of diluted net loss per common share because the employee stock options' exercise price was greater than the average market price of the common stock of Pure for the 361,394 options shares excluded.

                                      F-33                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(14) 401(k) Plan and Employee Benefit Expenses

     Pure has established a qualified cash or deferred arrangement under IRS code section 401(k) covering substantially all employees. Under the plan, the employees have an option to make elective contributions of a portion of their eligible compensation, not to exceed specified annual limitations, to the plan and Pure has an option to match with cash a portion of the employee's contribution. Pure, subsequent to the merger with Titan, made matching cash contributions to the plan totaling $1.9 million in 2001 and $897,000 in 2000.

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

     The Permian Basin business unit's allocated share of employee benefit expenses is $2.3 million for the year ending December 31, 1999. For the period in 2000 prior to the Contribution the allocated share of employee benefit expenses was $854,000. No charges have been made to the Permian Basin business unit by Union Oil for the qualified Union Oil Retirement Plan as the plan is in an overfunded position for the periods stated above. Union Oil retains all liabilities associated with these plans.

(15) Major Customers

     The following purchasers accounted for 10% or more of Pure's oil and gas sales:

                                        2001            2000            1999
                                       ------          ------          ------
     Purchaser A (a)                       --              35%             83%
     Purchaser B                            7%             12%             --%
     Purchaser C                           11%              2%             --%

----------
(a) Purchaser A is an affiliate of Union Oil, a significant stockholder of Pure.

                                      F-34                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(16) Derivative Financial Instruments

     In 2001, Pure adopted SFAS No. 133 which resulted in recording a $17.5 million, ($11.4 million net of tax) decline in fair value to accumulated other comprehensive income. At December 31, 2001, the estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $10.1 million, net of tax. For the year ended December 31, 2001, other income includes approximately $126,000 of gain from changes in fair value of derivatives not qualifying as hedges and approximately $4.5 million of gain from the ineffective portion of the cash flow hedges.

     Enron Bankruptcy

     In the fourth quarter of 2001, Pure and many other parties were affected by the bankruptcy of Enron Corp. and subsidiaries. Pure had various natural gas and crude oil swaps with Enron. As a result of the Enron bankruptcy, Pure terminated its derivative contracts with Enron. At the termination date of the contracts, Enron owed Pure a net receivable of approximately $2.0 million. In the fourth quarter of 2001, the Enron cash flow hedges were no longer highly effective as a result of the increased credit risk associated with Enron; accordingly, Pure ceased hedge accounting and marked-to-market the Enron derivatives up to the termination date and provided an allowance for substantially all amounts owed Pure, which was charged to other expense in the fourth quarter of 2001.

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

     The following table sets forth the future volumes by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at December 31, 2001:

                                                                   2002
                                                               ---------------
     Gas related derivatives:
        Collar and swap options:
             Volume (MMBtu)                                      19,092,000
             Index price per MMBtu (floor-ceiling prices)      $2.50 - $4.07

     Oil related derivatives:
        Collar and swap options:
             Volume (Bbls)                                        373,000
             Index price per Bbl (floor-ceiling prices)        $24.00 - $28.55

     The index price for the natural gas collars and swaps settles based on either a NYMEX Henry hub or a Permian Basin hub. The oil collars and swaps settle based on the prices for West Texas Intermediate on NYMEX.

                                      F-35                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     In the Hallwood merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Hallwood which resulted in a liability of approximately $31.2 million. At December 31, 2001, the above table includes oil and gas derivatives acquired in the Hallwood merger (a) 292,000 MMBtu's of natural gas at a swap price of $3.95 per MMBtu and (b) 73,000 Bbls of oil at a swap price of $24.25 per barrel.

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

     Interest Rate Derivatives

     At December 31, 2001, Pure has $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004. These derivative contracts do not qualify as cash flow hedges as a result of the mismatch of maturities with Pure's debt instruments and, accordingly, is marked-to-market each reporting period.

(17) Impairment of Long-Lived Assets

     Pure, in accordance with SFAS No. 121, estimated its expected future cash flows of its oil and gas properties by amortization unit and compared the amounts determined to the carrying amount of its oil and gas properties less the accrued abandonment and restoration obligations to determine if the carrying amounts were recoverable. For those oil and gas properties for which the carrying amount less the accrued abandonment and restoration obligations exceeded the estimated future net cash flows, an impairment was determined to exist; therefore, Pure adjusted the carrying amount of those oil and gas properties to their estimated fair value as determined by discounting their expected future net cash flows at a discount rate commensurate with the risks involved in the industry. As a result of this process, Pure recognized an impairment of approximately $345,000 related to its oil and gas properties during 1999, which resulted from reserve revisions and decreased cash flows related to severely decreased commodity prices. Pure had no impairments in 2001 and 2000.

     Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

     . Reserve economics are adjusted for known changes such as extensions and discoveries, acquisitions and dispositions of proved properties and changes in production rates and projected decline characteristics. Reserves are based on petroleum engineering, which is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. If Pure's reserve estimates had been lower than those estimated by Pure's independent petroleum engineers and those prepared by Pure's petroleum engineers, which is a possibility if other petroleum engineers were utilized due to the inexactness of the engineering process, Pure could have incurred an impairment in 2001. Pure's management believes its reserve estimates are reasonable.
     . Cash flows from proved oil and gas properties and appropriate risk-adjusted probable and possible reserves are considered in the analysis.
     . The prices used for determining cash flows are determined based on the near-term (a period of one to four years, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held constant for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. Assuming use of another party's price outlook, it is possible that Pure could have incurred an impairment in 2001; however, Pure's management believes its price outlook assumptions were reasonable at December 31, 2001.

                                      F-36                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     If commodity prices deteriorate from management's view at December 31, 2001, it is possible that Pure could incur an impairment in 2002.

(18) Other Liabilities

     The other current and noncurrent liabilities consist of the following (in thousands):

                                                                December 31,
                                                            -------------------
                                                             2001        2000
                                                            -------     -------
     Accrued oil and gas production expenses                $48,896     $20,923
     Income taxes payable                                     1,394       3,298
     Accrued interest payable                                 1,517         904
     Other                                                      711          --
                                                            -------     -------
                                                            $52,518     $25,125
                                                            =======     =======

(19) Exploration and Abandonment

     Exploration and abandonment expense consist of the following (in thousands):

                                                    Year ended December 31,
                                               --------------------------------
                                                 2001         2000        1999
                                               -------      -------      ------
     Geological and geophysical staff          $ 8,236      $ 3,540      $2,062
     Exploratory dry hole costs                 35,055       10,249       2,120
     Impaired unproved properties                2,646        2,548         915
     Plugging and abandonment costs                346          600          --
     Seismic costs                               6,839        2,433         588
     Other                                       1,644          526         806
                                               -------      -------      ------
                                               $54,766      $19,896      $6,491
                                               =======      =======      ======

                                      F-37                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(20) Comprehensive Income

                                                                        Year ended December 31,
                                                                     -----------------------------
                                                                       2001       2000      1999
                                                                     --------    -------   -------
  Net income                                                         $ 81,360    $82,860   $17,788

     Cumulative effect of accounting change
        for SFAS No. 133 adoption (a)                                 (11,364)        --        --
     Reclassification adjustment for settled hedging contracts (b)      4,490         --        --
     Changes in fair value of expected cash flows (c)                  16,972         --        --
                                                                     --------    -------   -------
  Comprehensive income                                               $ 91,458    $82,860   $17,788
                                                                     ========    =======   =======

  ----------
        (a) Net of tax of:                                           $  6,119    $    --   $    --
        (b) Net of tax of:                                           $ (2,418)   $    --   $    --
        (c) Net of tax of:                                           $ (9,139)   $    --   $    --

                                      F-38                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(21) Supplemental Condensed Consolidating Financial Information

     Certain subsidiaries of Pure have fully and unconditionally guaranteed the 7.125% senior notes. The following tables present the condensed consolidating financial information for each of the years ended December 31, 2001 and 2000 for
(a) Pure (Parent), (b) Guarantor subsidiaries and (c) Non-guarantor subsidiaries. The financial information for the period prior to May 31, 2000 are those of Union Oil's Permian Basin business unit whose assets were ultimately merged into a subsidiary of Pure that is a guarantor of the Senior Notes. Virtually all of Pure's operations are conducted by Pure's subsidiaries.

                                      F-39                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

Condensed Consolidated Balance Sheet
December 31, 2001
(in thousands)

                                                                                      Non-
                                                       Pure        Guarantor        Guarantor
                                                      (Parent)    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                     ---------    ------------    ------------   ------------   ------------
Assets

       Current assets:

               Cash and cash equivalents             $   5,220     $      273       $     100    $        --     $    5,593
               Accounts receivable                       6,293         42,835          17,045             --         66,173
               Other current assets                        188          6,476              15             --          6,679
                                                     ---------     ----------       ---------    -----------     ----------
                      Total current assets              11,701         49,584          17,160             --         78,445
                                                     ---------     ----------       ---------    -----------     ----------

       Properties, net                                    --        1,081,029         242,959             --      1,323,988
       Investment in subsidiaries                      585,551      2,724,156          47,586     (3,357,293)            --
       Deferred compensation                            14,982             --              --             --         14,982
       Other assets                                      5,344         11,403         244,583       (243,937)        17,393

                                                     ---------     ----------       ---------    -----------     ----------
                      Total assets                   $ 617,578     $3,866,172       $ 552,288    $(3,601,230)    $1,434,808
                                                     =========     ==========       =========    ===========     ==========
Liabilities and equity

       Current liabilities:

               Accounts payable                      $   6,598     $   49,760       $   4,355    $        --     $   60,713
               Other current liabilities                 2,747         48,865           1,526             --         53,138

                                                     ---------     ----------       ---------    -----------     ----------
                      Total current liabilities          9,345         98,625           5,881             --        113,851
                                                     ---------     ----------       ---------    -----------     ----------

       Long-term debt                                  586,703             --              --             --        586,703
       Accrued abandonment, restoration and
         environmental liabilities                          --         21,696             915             --         22,611
       Deferred income taxes                              (164)       142,867          (7,434)            --        135,269
       Other liabilities                                    --         11,537             509             --         12,046

       Common stock subject to repurchase               69,800             --              --             --         69,800

       Minority interest                                    --             --           1,445          5,000          6,445

       Equity                                          (48,106)     3,591,447         550,972     (3,606,230)       488,083

                                                     ---------     ----------       ---------    -----------     ----------
                      Total liabilities and equity   $ 617,578     $3,866,172       $ 552,288    $(3,601,230)    $1,434,808
                                                     =========     ==========       =========    ===========     ==========

                                      F-40                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

Condensed Consolidated Balance Sheet
December 31, 2000
(in thousands)

                                                                                   Non-
                                                       Pure        Guarantor      Guarantor
                                                     (Parent)     Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                                     ---------   ------------    ------------     ------------    ------------
Assets

       Current assets:

               Cash and cash equivalents             $      (4)     $  3,329       $     --        $      --        $  3,325
               Accounts receivable                          --        48,457             (6)              --          48,451
               Other current assets                        262           606             15               --             883

                                                     ---------      --------       --------        ---------        --------
                      Total current assets                 258        52,392              9               --          52,659
                                                     ---------      --------       --------        ---------        --------

       Properties, net                                      --       590,869             --               --         590,869
       Investment in subsidiaries                      497,927        58,316             --         (556,243)             --
       Deferred compensation                            63,903            --             --               --          63,903
       Other assets                                     55,938        10,283         39,528          (94,065)         11,684

                                                     ---------      --------       --------        ---------        --------
                      Total assets                   $ 618,026      $711,860       $ 39,537        $(650,308)       $719,115
                                                     =========      ========       ========        =========        ========

Liabilities and equity

       Current liabilities:

               Accounts payable                      $     804      $ 17,245       $    179        $      --        $ 18,228
               Other current liabilities                 4,389        27,404            113               --          31,906

                                                     ---------      --------       --------        ---------        --------
                      Total current liabilities          5,193        44,649            292               --          50,134
                                                     ---------      --------       --------        ---------        --------

       Long-term debt                                   65,000         3,000             --               --          68,000
       Accrued abandonment, restoration and
         environmental liabilities                          --        14,331             --               --          14,331
       Deferred income taxes                             4,325        53,901         (2,770)              --          55,456
       Other liabilities                                    --       107,135          4,721          (94,065)         17,791

       Common stock subject to repurchase              135,617            --             --               --         135,617

       Equity                                          407,891       488,844         37,294         (556,243)        377,786

                                                     ---------      --------       --------        ---------        --------
                      Total liabilities and equity   $ 618,026      $711,860       $ 39,537        $(650,308)       $719,115
                                                     =========      ========       ========        =========        ========

                                      F-41                           (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

Condensed Consolidated Statement of Operations
For the year ended December 31, 2001
(in thousands)

                                                                                  Non-
                                                    Pure       Guarantor       Guarantor
                                                  (Parent)    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                  --------    ------------    ------------    ------------    ------------
Revenues:

       Oil and gas sales                          $     --     $ 408,722        $ 75,331        $      --      $ 484,053
       Other operating revenues                         --         6,389              (7)              --          6,382

                                                  --------     ---------        --------        ---------      ---------
               Total revenues                           --       415,111          75,324               --        490,435
                                                  --------     ---------        --------        ---------      ---------

Expenses:

       Operating and other expenses                  1,447       123,977          22,077               --        147,501
       Amortization of deferred compensation         1,518            --              --               --          1,518
       Exploration and abandonments                     --        54,504             262               --         54,766
       Depreciation, depletion and amortization        690       104,211          40,575               --        145,476

                                                  --------     ---------        --------        ---------      ---------
               Total expenses                        3,655       282,692          62,914               --        349,261
                                                  --------     ---------        --------        ---------      ---------

               Operating income (loss)              (3,655)      132,419          12,410               --        141,174

Other income (expense):

       Equity in earnings of subsidiaries           87,625       310,985           7,766         (406,376)            --
       Interest expense                            (28,097)         (211)             --               --        (28,308)
       Other                                        12,779       (10,410)         17,045          (15,101)         4,313

                                                  --------     ---------        --------        ---------      ---------
               Income before income taxes
                 and minority interest              68,652       432,783          37,221         (421,477)       117,179

Income tax expense                                  12,708       (46,687)           (395)              --        (34,374)
Minority interest                                       --            --          (1,445)              --         (1,445)

                                                  --------     ---------        --------        ---------      ---------
               Net income                         $ 81,360     $ 386,096        $ 35,381        $(421,477)     $  81,360
                                                  ========     =========        ========        =========      =========

                                      F-42                           (Continued)

                              Pure Resources, Inc

                   Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

Condensed Consolidated Statement of Operations
For the year ended December 31, 2000
(in thousands)

                                                                               Non-
                                                    Pure      Guarantor      Guarantor
                                                  (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------   ------------   ------------   ------------   ------------
Revenues:
       Oil and gas sales                          $     --     $ 286,485       $ 127         $      --      $ 286,612
       Other operating revenues                         --         1,553          --                --          1,553
                                                  --------     ---------       -----         ---------      ---------
               Total revenues                           --       288,038         127                --        288,165
                                                  --------     ---------       -----         ---------      ---------

Expenses:

       Operating and other expenses                    886        81,856          29                --         82,771
       Amortization of deferred compensation        15,386            --          --                --         15,386
       Exploration and abandonments                     --        19,895           1                --         19,896
       Depreciation, depletion and amortization         74        45,352          --                --         45,426
                                                  --------     ---------       -----         ---------      ---------
               Total expenses                       16,346       147,103          30                --        163,479
                                                  --------     ---------       -----         ---------      ---------

               Operating income (loss)             (16,346)      140,935          97                --        124,686

Other income (expense):

       Equity in earnings of subsidiaries           57,074       222,456         100          (279,630)            --
       Interest expense                             (1,635)       (2,761)         --                --         (4,396)
       Other                                           580        (3,035)         --                --         (1,455)
                                                  --------     ---------       -----         ---------      ---------
               Income before income taxes
                 and minority interest              39,673       357,595         197          (279,630)       117,835

Income tax expense                                  43,187       (78,128)        (34)               --        (34,975)
                                                  --------     ---------       -----         ---------      ---------
               Net income                         $ 82,860     $ 279,467       $ 163         $(279,630)     $  82,860
                                                  ========     =========       =====         =========      =========

                                      F-43                           (Continued)

                               Pure Resources, Inc

                    Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2001
(in thousands)

                                                                                     Non-
                                                         Pure       Guarantor      Guarantor
                                                       (Parent)    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                       ---------   ------------   ------------   ------------   ------------
Cash flows from operating activities                   $(513,716)   $ 802,112      $  22,532      $  (2,634)      $ 308,294

Cash flows from investing activities:

       Capital expenditures and acquisitions                  --     (494,631)        (5,364)      (243,937)       (743,932)
       Proceeds from sale of assets                           --        4,402             --             --           4,402
       Other                                                  --     (232,784)      (243,937)       476,721              --
                                                       ---------    ---------      ---------      ---------       ---------
               Net cash used in investing activities          --     (723,013)      (249,301)       232,784        (739,530)
                                                       ---------    ---------      ---------      ---------       ---------

Cash flows from financing activities:

       Change in debt                                    521,554      (90,436)            --             --         431,118
       Other                                              (2,614)       8,281        226,869       (230,150)          2,386
                                                       ---------    ---------      ---------      ---------       ---------
               Net cash provided by (used in)
                 financing activities                    518,940      (82,155)       226,869       (230,150)        433,504
                                                       ---------    ---------      ---------      ---------       ---------

Increase (decrease) in cash and cash equivalents           5,224       (3,056)           100             --           2,268

Cash and cash equivalents, beginning of year                  (4)       3,329             --             --           3,325
                                                       ---------    ---------      ---------      ---------       ---------
Cash and cash equivalents, end of year                 $   5,220    $     273      $     100      $      --       $   5,593
                                                       =========    =========      =========      =========       =========

                                      F-44                           (Continued)

                               Pure Resources, Inc

                    Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2000
(in thousands)

                                                                                Non-
                                                     Pure      Guarantor      Guarantor
                                                   (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   --------   ------------   ------------   ------------   ------------
Cash flows from operating activities               $ 14,542     $ 128,559        $--            $--          $ 143,101

Cash flows from investing activities:

       Capital expenditures and acquisitions             --      (104,734)        --             --           (104,734)
       Proceeds from sale of assets                      --         1,837         --             --              1,837
       Other                                             --         2,846         --             --              2,846
                                                   --------     ---------        ---            ---          ---------
    Net cash used in investing activities                --      (100,051)        --             --           (100,051)
                                                   --------     ---------        ---            ---          ---------

Cash flows from financing activities:

       Change in debt                               (15,000)      (23,863)        --             --            (38,863)
       Other                                            454        (1,316)        --             --               (862)
                                                   --------     ---------        ---            ---          ---------
               Net cash provided by (used in)
                 financing activities               (14,546)      (25,179)        --             --            (39,725)
                                                   --------     ---------        ---            ---          ---------

Increase (decrease) in cash and cash equivalents         (4)        3,329         --             --              3,325

Cash and cash equivalents, beginning of year             --            --         --             --                 --
                                                   --------     ---------        ---            ---          ---------
Cash and cash equivalents, end of year             $     (4)    $   3,329        $--            $--          $   3,325
                                                   ========     =========        ===            ===          =========

                                      F-45                           (Continued)

                               Pure Resources, Inc

                    Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

(22)   Unaudited Supplementary Information

       Capitalized Costs

                                                                            December 31,
                                                                -------------------------------------
                                                                    2001          2000         1999
                                                                -----------   -----------   ---------
                                                                             (in thousands)
Oil and gas operations:
         Proved oil and gas properties                          $ 1,957,723   $ 1,140,209   $ 827,340
         Unproved oil and gas properties                             64,051        21,743       3,841
                                                                -----------   -----------   ---------
              Total oil and gas properties                        2,021,774     1,161,952     831,181
         Accumulated depletion, depreciation and amortization      (714,415)     (577,532)   (539,371)
                                                                -----------   -----------   ---------
Net capitalized costs for oil and gas operations                $ 1,307,359   $   584,420   $ 291,810
                                                                ===========   ===========   =========

       Costs Incurred


                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2001       2000       1999
                                                  --------   --------   -------
                                                         (in thousands)
       Development costs                          $115,541   $ 47,251   $17,256
       Exploration costs                           141,351     39,206     4,519
       Acquisition costs (a):
          Unproved properties                       62,404     20,416        88
          Proved properties                        598,093    245,314       676
                                                  --------   --------   -------
             Total                                $917,389   $352,187   $22,539
                                                  ========   ========   =======

----------
(a) Includes approximately $31.8 million and $(27.0) million in 2001 and 2000, respectively, associated with deferred taxes from utilizing the purchase method of business combinations, see Note 5.

       Reserve Quantity Information

       The estimates of proved oil and gas reserves, which are located principally in the United States, were prepared and/or audited (audits are of significant value properties) by independent petroleum consultants and Pure in 2001 and 2000. In 1999, the estimated proved oil and gas reserves were prepared by Union Oil. Reserves were estimated in accordance with guidelines established by the SEC and FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. Pure has presented the reserve estimates utilizing an oil price of $17.99, $25.76 and $24.08 per Bbl and a gas price of $2.23, $8.49 and $1.93 per Mcf as of December 31, 2001, 2000 and 1999,
respectively.

       At December 31, 2001, the NYMEX prices for crude oil and natural gas were $19.84 per barrel and $2.57 per Mcf, respectively. In perspective, at February 28, 2002 the NYMEX prices for crude oil and natural gas were $21.74 per barrel and $2.36 per Mcf, respectively.

                                      F-46                           (Continued)

                               Pure Resources, Inc

                    Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

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

                                                      Oil and      Natural
                                                    Condensate      Gas
                                                       (MBbls)     (MMcf)
                                                    -----------   --------
Total Proved Reserves:
         Balance, January 1, 1999                      38,538      329,227
             Purchases of minerals-in-place                94          921
             Sales of minerals-in-place                    (2)         (28)
             Extensions and discoveries                   962       26,290
             Revisions of previous estimates            4,049       13,464
             Production                                (3,659)     (28,899)
                                                      -------     --------

         Balance, December 31, 1999                    39,982      340,975
             Purchases of minerals-in-place            36,096      243,140
             Sales of minerals-in-place                  (170)        (354)
             Extensions and discoveries                 1,759       68,466
             Revisions of previous estimates (a)          217       49,146
             Production                                (5,278)     (39,016)
                                                      -------     --------

         Balance, December 31, 2000                    72,606      662,357
             Purchases of minerals-in-place            18,295      308,419
             Sales of minerals-in-place                   (58)      (2,363)
             Extensions and discoveries                10,288      207,454
             Revisions of previous estimates (a)      (12,589)    (107,665)
             Production                                (7,993)     (82,472)
                                                      -------     --------

         Balance, December 31, 2001                    80,549      985,730
                                                      =======     ========

Proved Developed Reserves:
             December 31, 1998                         36,763      310,775
             December 31, 1999                         38,225      308,944
             December 31, 2000                         63,303      504,529
             December 31, 2001                         67,849      763,063

----------
(a) Includes 27.2 MMBoe of negative revisions in 2001 and 3.7 MMBoe of positive revisions in 2000 related changes in commodity prices between periods.

                                      F-47                           (Continued)

                               Pure Resources, Inc

                    Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

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

                                                                           December 31,
                                                            -----------------------------------------
                                                                2001           2000           1999
                                                            -----------    -----------    -----------
                                                                           (thousands)
        Future cash flows                                   $ 3,650,339    $ 7,494,617    $ 1,560,792
        Future costs:
           Production                                        (1,445,319)    (1,795,597)      (677,415)
           Development (a)                                     (246,649)      (168,813)       (57,485)
                                                            -----------    -----------    -----------

        Future net cash flows before income taxes             1,958,371      5,530,207        825,892
        Future income taxes                                    (371,988)    (1,815,650)      (276,675)
                                                            -----------    -----------    -----------
        Future net cash flows                                 1,586,383      3,714,557        549,217
        10% annual discount for estimated timing of
           cash flows                                          (702,531)    (1,818,413)      (244,126)
                                                            -----------    -----------    -----------

        Standardized measure of discounted net cash flows   $   883,852    $ 1,896,144    $   305,091
                                                            ===========    ===========    ===========

----------
(a) Includes dismantlement and abandonment costs of approximately $58.6 million, $34.9 million and $34.9 million at December 31, 2001, 2000 and 1999, respectively.

                                      F-48                           (Continued)

                               Pure Resources, Inc

                    Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

     Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                                Year ended December 31,
                                                                        ---------------------------------------
                                                                           2001            2000         1999
                                                                        -----------    -----------    ---------
                                                                                         (thousands)
        Increase (decrease):
            Extensions and discoveries and improved recovery, net
              of future production and development costs                $   187,348    $   331,007    $  31,312
            Accretion of discount                                           250,285         45,484       15,452
            Net change in sales prices, net of production costs          (2,734,640)     1,455,098      257,885
            Net change in income taxes                                      (48,717)      (763,339)    (102,422)
            Purchase of minerals-in place                                 1,048,763        706,431        1,196
            Sales of minerals in place                                       (2,496)        (1,234)         (13)
            Revisions of quantity estimates                                   8,285        176,532       32,698
            Sales, net of production costs                                 (363,207)      (216,122)     (72,399)
            Changes in estimated future development costs                   (34,439)       (43,591)       2,935
            Changes of production rates (timing) and other                  676,526        (99,213)      (6,020)
                                                                        -----------    -----------    ---------
              Net increase (decrease)                                    (1,012,292)     1,591,053      160,624

            Standardized measure of discounted future net cash flows:
                   Beginning of period                                    1,896,144        305,091      144,467
                                                                        -----------    -----------    ---------
                   End of period                                        $   883,852    $ 1,896,144    $ 305,091
                                                                        ===========    ===========    =========

                                      F-49                           (Continued)

                               Pure Resources, Inc

                    Notes to Consolidated Financial Statments
                        December 31,2001, 2000, and 1999

(21)   Selected Quarterly Financial Results (Unaudited)

                                                                Quarter
                                               ------------------------------------------
                                                 First     Second     Third     Fourth (b)
                                               --------   --------   --------   ---------
                                                  (in thousands, except per share data)
       2001:
               Total revenues (a)              $126,369   $133,850   $126,779    $103,437
               Total expenses (a)                72,018     88,995     87,628     100,620
               Net income                        33,415     25,577     22,283          85
               Net income per common share     $   0.67   $   0.51   $   0.44    $   0.00
               Net income per common share-
                   assuming dilution           $   0.65   $   0.50   $   0.43    $   0.00

       2000:
               Total revenues                  $ 42,606   $ 56,973   $ 90,092    $ 98,494
               Total expenses                    20,535     29,743     50,254      62,947
               Net income                        13,674     17,022     23,986      28,178
               Net income per common share     $   0.42   $   0.44   $   0.48    $   0.56
               Net income per common share-
                   assuming dilution           $   0.42   $   0.44   $   0.47    $   0.55

----------
(a) Certain items have been reclassified to conform with the year-end presentation.

(b) In the fourth quarter of 2001, Pure's effective tax rate was adjusted for 2001, which resulted in recording a tax benefit of approximately $2.8 million, related to the income tax provision for the previous nine-months of 2001.

                                      F-50                           (Continued)