Form 10-Q
period 2002-03-31
PURE RESOURCES INC
filed 2002-05-15
CIK 1109860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_].

     As of May 7, 2002, 50,256,141 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.

================================================================================

                                TABLE OF CONTENTS
                                -----------------

Forward Looking Information and Risk Factors...........................................................   1

                                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements
             --------------------

             Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and
                   December 31, 2001...................................................................   2
             Unaudited Consolidated Statements of Operations
                   for the Three Months Ended March 31, 2002 and 2001..................................   4
             Unaudited Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 2002 and 2001..................................   5
             Notes to Consolidated Financial Statements................................................   6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....  30
             -------------------------------------------------------------------------------------

Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................  44
             ----------------------------------------------------------

                                           PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................................  48
             -----------------

Item 2.      Changes in Securities and Use of Proceeds.................................................  48
             -----------------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders.......................................  48
             ---------------------------------------------------

Item 6.      Exhibits and Reports on Form 8-K..........................................................  48
             --------------------------------

             Signatures................................................................................  49

                              PURE RESOURCES, INC.

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

          Pure Resources, Inc. ("Pure") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of exploratory and development wells Pure anticipates drilling through 2002, potential reserves and Pure's financial position, business strategy and other plans and objectives for future operations. Although Pure believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Pure will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Pure's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth in Pure's 2001 Annual Report filed on Form 10-K and other SEC filings. All subsequent oral and written forward looking statements attributable to Pure or persons acting on its behalf are expressly qualified in their entirety by these factors. Pure assumes no obligation to update any of these statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Pure Resources, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                  March 31,    December 31,
                                                                                    2002           2001
                                                                                 -----------   ------------
                                                                                 (Unaudited)
                                    ASSETS

Current assets:
    Cash and cash equivalents                                                     $    3,879    $    5,593
    Accounts receivable:
       Oil and gas                                                                    51,364        54,946
       Other                                                                           7,728        11,227
    Fair value of derivatives (Note 8)                                                    --         4,918
    Prepaid expenses and other current assets                                          3,727         1,761
                                                                                  ----------    ----------
           Total current assets                                                       66,698        78,445
                                                                                  ----------    ----------

Property, plant and equipment, at cost:
    Oil and gas properties, using the successful efforts method of accounting:
       Proved properties                                                           1,974,693     1,957,723
       Unproved properties                                                            67,138        64,051
    Accumulated depletion, depreciation and amortization                            (747,874)     (714,415)
                                                                                  ----------    ----------
                                                                                   1,293,957     1,307,359
                                                                                  ----------    ----------

Other property and equipment, net                                                     15,101        16,629

Deferred compensation (Note 4)                                                        17,101        14,982

Receivables for under-delivered gas                                                    5,584         5,853

Other assets, net                                                                     11,128        11,540
                                                                                  ----------    ----------
                                                                                  $1,409,569    $1,434,808
                                                                                  ==========    ==========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                               March 31,    December 31,
                                                                                  2002          2001
                                                                              -----------   ------------
                                                                              (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities:
       Trade                                                                   $   62,502    $   60,713
       Fair value of derivatives and deferred commodity hedges (Note 8)             2,934           620
       Other (Note 9)                                                              52,840        52,518
                                                                               ----------    ----------
           Total current liabilities                                              118,276       113,851
                                                                               ----------    ----------

Long-term debt                                                                    561,569       586,703

Liabilities for over-delivered gas                                                 12,949        11,325

Accrued abandonment, restoration and environmental liabilities                     23,567        22,611

Fair value of derivatives (Note 8)                                                    571           721

Deferred income taxes                                                             131,766       135,269

Common stock subject to repurchase (Note 4)                                        69,224        69,800

Minority interest                                                                   6,608         6,445

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized; none
       issued and outstanding                                                          --            --
    Common stock, $.01 par value, 200,000,000 shares authorized; 50,206,347 and 50,175,777 shares issued and outstanding at March 31, 2002
       and December 31, 2001, respectively                                            502           502
    Additional paid-in capital                                                    356,516       345,310
    Notes receivable - affiliates                                                  (7,573)       (7,377)
    Deferred compensation (Note 4)                                                 (1,360)       (1,517)
    Accumulated other comprehensive income                                          3,229        10,098
    Retained earnings                                                             133,725       141,067
                                                                               ----------    ----------
           Total stockholders' equity                                             485,039       488,083
                                                                               ----------    ----------

    Commitments and contingencies (Note 4)
                                                                               $1,409,569    $1,434,808
                                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                 Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                           2002        2001
                                                                                         --------    --------
Revenues:
    Oil sales                                                                            $ 38,191    $ 47,786
    Gas sales                                                                              49,214      76,870
    Other operating                                                                           858          --
    Gain on sale of assets                                                                    137          22
                                                                                         --------    --------
            Total revenues                                                                 88,400     124,678
                                                                                         --------    --------

Expenses:
    Oil and gas production                                                                 20,681      15,703
    Production and other taxes                                                              8,192       9,226
    General and administrative                                                              6,097       6,186
    Amortization of deferred compensation (general and administrative)                      8,266      12,693
    Exploration and abandonment (Note 10)                                                   8,090       3,339
    Depletion, depreciation and amortization                                               38,522      24,003
                                                                                         --------    --------
            Total expenses                                                                 89,848      71,150
                                                                                         --------    --------
            Operating income (loss)                                                        (1,448)     53,528
                                                                                         --------    --------

Other income (expense):
    Interest income                                                                           499         197
    Interest expense                                                                       (8,449)     (4,050)
    Other                                                                                  (1,180)      1,151
                                                                                         --------    --------

            Income (loss) before income taxes and minority interest                       (10,578)     50,826

Income tax benefit (expense)                                                                2,781     (17,786)

Minority interest                                                                            (163)       (159)
                                                                                         --------    --------
            Income (loss) from continuing operations                                       (7,960)     32,881
                                                                                         --------    --------

Discontinued operations, net of tax (Note 12):
    Income from operations                                                                    181         535
    Gain on disposal                                                                          436          --
                                                                                         --------    --------
            Income from discontinued operations                                               617         535
                                                                                         --------    --------
            Net income (loss)                                                            $ (7,343)   $ 33,416
                                                                                         ========    ========

            Income (loss) per share from continuing operations - basic                   $  (0.16)   $   0.66
                                                                                         ========    ========

            Net income (loss) per share - basic                                          $  (0.15)   $   0.67
                                                                                         ========    ========

            Income (loss) per share from continuing operations - assuming dilution       $  (0.16)   $   0.64
                                                                                         ========    ========

            Net income (loss) per share - assuming dilution                              $  (0.15)   $   0.65
                                                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             2002         2001
                                                                           --------    ---------
Cash flows from operating activities:
    Net income (loss)                                                      $ (7,343)   $  33,416
    Adjustment to reconcile net income (loss) to net cash provided by operating activities:
        Depletion, depreciation and amortization                             38,522       24,003
        Amortization of deferred compensation                                 8,266       12,693
        Amortization of deferred commodity hedges                                --       (4,227)
        Non-cash effect of derivatives                                       (3,485)      (1,200)
        Exploration and abandonments                                          3,691        1,353
        Gain on sale of assets                                                 (137)         (22)
        Deferred income taxes                                                  (137)       4,360
        Non-cash effect of discontinued operations, net                          98          597
        Other items                                                              31          497
    Changes in assets and liabilities, excluding acquisitions:
        Accounts receivable                                                   7,082       (2,124)
        Prepaid expenses and other current assets                            (1,966)        (699)
        Receivables for under-delivered gas                                     269        1,309
        Other assets                                                           (469)        (151)
        Accounts payable and accrued liabilities                             11,564       (1,471)
        Income taxes payable                                                    857       10,429
        Liabilities for over-delivered gas                                    1,623       (1,014)
                                                                           --------    ---------
              Total adjustments                                              65,809       44,333
                                                                           --------    ---------
              Net cash provided by operating activities                      58,466       77,749
                                                                           --------    ---------

Cash flows from investing activities:
    Investment in oil and gas properties                                    (59,438)    (315,529)
    Additions to other property and equipment                                (1,512)      (1,130)
    Proceeds from sale of assets                                              3,150          551
    Proceeds from sale of assets - discontinued operations                   22,450           --
                                                                           --------    ---------
              Net cash used in investing activities                         (35,350)    (316,108)
                                                                           --------    ---------

Cash flows from financing activities:
    Proceeds from  (payments of) revolving debt, net                        (25,200)     239,856
    Exercise of stock options                                                   393           48
    Other financing activities                                                  (23)       5,000
                                                                           --------    ---------
              Net cash provided by (used in) financing activities           (24,830)     244,904
                                                                           --------    ---------

              Net increase (decrease) in cash and cash equivalents           (1,714)       6,545

Cash and cash equivalents, beginning of period                                5,593        3,325
                                                                           --------    ---------
Cash and cash equivalents, end of period                                   $  3,879    $   9,870
                                                                           ========    =========

          See accompanying notes to consolidated financial statements.

                              PURE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                             March 31, 2002 and 2001
                                   (Unaudited)

(1)       Organization, Nature of Operations and Basis of Presentation

          Organization

          Pure Resources, Inc. ("Pure"), a Delaware corporation, was, until May 25, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, by and among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan"). Subsequent to the merger with Titan and at the present, Union Oil owns 32,709,067 shares of Pure's common stock, which is approximately 65% of Pure's outstanding shares at March 31, 2002.

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

          Other

          In the opinion of management, the unaudited consolidated financial statements of Pure as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Pure's 2001 Annual Report filed on Form 10-K.

          Preparation of the accompanying unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Oil and gas reserve estimates are used in the calculation of depletion expense and in the determination of impairment of oil and gas properties and are inherently imprecise. Actual results could differ from those estimates.

          Reclassifications

          Certain reclassifications have been made to the 2001 amounts to conform to the 2002 presentation.

          Recently Issued or Adopted Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. There is no impact to Pure's financial statements as we have not entered into any business combinations subsequent to June 30, 2001 that required the recording of goodwill or other intangible assets.

          In October 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of March 31, 2002, Pure is assessing the impact on its financial statements.

          In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Pure adopted the SFAS No. 144 on January 1, 2002. Pure believes that the impact from SFAS No. 144 on Pure's financial position and results of operations should not be significantly different from that of SFAS No. 121, except as to the reporting of asset disposals related to discontinued operations.

(2)       Acquisitions

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

          The preliminary purchase price (the final purchase price and related allocation is not expected to differ materially from the preliminary purchase price and related allocation) is calculated as follows (in thousands):

Hallwood common and preferred stock             $145,286
Hallwood stock options and warrants                5,684
Assumed debt (subsequently refinanced)            87,436
Other obligations assumed                         10,449
Severance and non-compete payments                20,390
Estimated acquisition and other related costs      6,384
                                                --------

Purchase price                                  $275,629
                                                ========

          The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

Recorded amount of assets acquired        $372,676
Assumed debt                               (87,436)
Deferred income taxes                      (37,736)
Liabilities assumed                        (74,534)
                                          --------

Acquisition costs, net of cash acquired   $172,970
                                          ========

          The liabilities assumed include amounts related to preacquisition contingencies and fair value of financial derivatives of $31.2 million.

          International Paper Transaction

          On January 31, 2001, Pure (a) acquired oil and gas properties, fee mineral and royalty interests from International Paper Company and (b) contributed cash for a controlling general and limited partnership interests, in a partnership that owns oil and gas properties contributed by International Paper, for a total of approximately $261 million, subject to adjustments which totaled $5.0 million, for cash (collectively "International Paper transaction"). In addition, Pure incurred approximately $5.1 million in transaction costs associated with the International Paper transaction. Affiliates of International Paper own an approximate 5% interest in the partnership, which holds certain of the oil and gas properties, involved in this transaction. The transaction was funded under Pure's credit facilities. Pure accounted for this transaction on the purchase method and allocated the transaction value as follows (in thousands):

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

          Pro Forma Results of Operations (Unaudited)

          The following table reflects the pro forma results of operations for the three months ended March 31, 2001 as though (a) the International Paper transaction and (b) the Hallwood merger each occurred as of January 1, 2001. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

                                                    2001
                                                  --------

Revenues                                          $166,696
Net income                                        $ 42,085
Net income per common share - basic               $   0.83
Net income per common share - assuming dilution   $   0.81

(3)       Debt

                                March 31,   December 31,
                                 2002          2001
                                ---------   ------------
                                     (in thousands)

5-Year Revolver                  $ 56,500     $ 58,000
3-Year Revolver                   157,500      175,000
Working Capital Revolver               --        6,200
7.125% Senior Notes, Due 2011     350,000      350,000
Senior Notes discount              (2,431)      (2,497)
                                 --------     ---------
                                 $561,569     $586,703
                                 ========     =========

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

          At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum. At March 31, 2002, Pure is paying .80% margin on its Eurodollar tranches.

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

          At Pure's option, borrowings under the 3-Year Revolver bear interest at either (a) the "Alternate Base Rate" (i.e. higher of the Bank's prime rate, or the federal funds rate plus .50% per annum) or (b) the Eurodollar rate plus a margin ranging from .375% to .950% per annum. These margins vary as Pure's debt rating with, both, S&P and Moody's changes (i.e. improvement in Pure's debt rating decreases its margins). At March 31, 2002, Pure is paying .750% margin on its Eurodollar tranches.

          Participation fees on letters of credit are due quarterly and range from .500% to .750% per annum on the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 3-Year Revolver and range from .125% to .300% per annum. Utilization fees of .25% are due quarterly on the outstanding principal and letters of credit for the periods when the lender's exposure exceeds 33% of the total commitment.

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

          Working Capital Revolver

          In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank, which at March 31, 2002 was 3.75%. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. Pure has the ability and intent to finance the principal outstanding under the Working Capital Revolver utilizing Pure's 5-Year Revolver or 3-Year Revolver.

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

          Maturities of debt are as follows (in thousands):

      2002     $     --
      2003           --
      2004      157,500
      2005       56,500
      2006           --
Thereafter      350,000

(4)       Commitments and Contingenc

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

          As discussed in Note 5, Pure had accrued $4.4 million and $4.6 million at March 31, 2002 and December 31, 2001, respectively, for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

          Employment/Severance Agreements

Put Right. Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,796,107 Pure shares held subject to the put right at March 31, 2002). At March 31, 2002, with the net asset value per share of $17.49, Pure's obligation to purchase this common stock was approximately $48.9 million.
..    Acquired by the officer pursuant to exercises of stock options currently held or granted in the future, (see Note 6 for the shares underlying the stock option subject to the put right at March 31, 2002 and the applicable exercise prices). At March 31, 2002, there were 4,130,584 stock options subject to the put right, of which 3,449,068 had exercise prices that were less than the net asset value per share of $17.49 at March 31, 2002. Pure would receive proceeds of approximately $40.0 million if the 3,449,068 of stock options were exercised and Pure's obligation to purchase the 3,449,068 shares, at the net asset value per share of $17.49 at March 31, 2002, was approximately $60.3 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at March 31, 2002 was approximately $20.3 million.

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

          If a put event occurs and one or more of the covered officers exercises the put right, Pure will require cash to satisfy its obligation to purchase the shares covered by the put exercise. Because the employment/severance agreements provide the covered officer the right to include in the amount of shares to be purchased by Pure any specified shares that are acquired pursuant to stock option exercises after the put event or put date but before the related put closing, Pure may receive cash from stock option exercises in connection with exercises of the put right. If Pure does not have enough cash, net of the amount received by Pure in related stock option exercises, to satisfy its obligations, Pure would have to incur additional indebtedness. At March 31, 2002, the net amount of required cash, assuming all individuals subject to the put exercise their put right at the net asset value per share of $17.49, is estimated to be $69.2 million (which is reflected in the consolidated balance sheet as the amount of the common stock subject to repurchase). At the end of the calendar quarters since the origination of the employment/severance agreements containing the put right, the amount of the common stock subject to repurchase has ranged from $69.2 million to $155.5 million, as calculated in accordance with the following paragraph. Accordingly, it could require substantial financial resources of Pure to fund the put right.

          The net asset value per share is computed by dividing the net asset value, as defined below, by the number of fully-diluted outstanding shares. The net asset value is computed as 110% of the pre-tax present value (discounted at 10%) of Pure's proved reserves, utilizing the average of the three-year NYMEX commodity strip price for the 120 days prior to the put date (adjusted for commodity hedges in place at the put date), less the funded debt of Pure at the put date. Funded debt was approximately $564 million at March 31, 2002. The calculated number of fully-diluted outstanding shares as the sum of (a) the total issued and outstanding common shares of Pure at the put date and (b) the total number of outstanding stock options (regardless of whether the options are in-the-money or out-of-the-money) or other securities convertible into common stock as of the put date (for both management and employees).

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

          At March 31, 2002, the net asset value per share (based on the data above) was estimated to be $17.49 and Pure's common stock price closed at $22.58 per share.

          The $69.2 million reflected in the consolidated balance sheet at March 31, 2002 as common stock subject to repurchase is based on the net asset value per share of $17.49 discussed above and has been calculated as (a) the amount required to purchase all covered shares of common stock (including shares underlying stock options) of all covered officers, less (b) the proceeds Pure would receive from the exercise by all covered officers of all of their in-the-money stock options (options whose exercise price is less than the net asset value per share).

          The gross deferred compensation related to Pure's potential obligations to purchase the covered shares (including shares underlying stock options), which at March 31, 2002 was approximately $40.9 million, is calculated as the sum of the following:

          (a) the product of (x) the difference between the net asset value per share and Pure's common stock price (but only if the net asset value per share is higher), times (y) the total of the number of all covered officers' covered shares that were actually outstanding at March 31, 2002; plus

          (b) the product of (x) the difference between the higher of the net asset value per share or Pure's common stock price and the exercise price of all covered officers' stock options with an exercise price that is less than the higher of net asset value per share or Pure's common stock price, times (y) the number of shares underlying these stock options

          In 2002, 2001 and 2000, Pure recorded approximately $8.1 million, $915,000 and $14.8 million, respectively, in compensation expense related to these compensation arrangements. The total deferred compensation periodically determined will be amortized as compensation expense over a three-year period for common stock held at May 26, 2000 (date of the Titan merger), and the vesting period of each of the applicable stock option agreements. At March 31, 2002 the deferred compensation reflected in the consolidated balance sheet of $17.1 million is computed by taking the gross deferred compensation of $40.9 million less the compensation expense recorded in 2002, 2001 and 2000, as noted above. After May 26, 2003, any changes in gross deferred compensation, except for stock options not fully vested, for each quarterly determination period will be charged or credited to compensation expense in each quarterly determination period.

          This compensation arrangement is being treated as a "variable plan" under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." As a result of this treatment, during the three months ended March 31, 2002 additional paid-in capital was increased by $10.8 million.

          At March 31, 2002, Pure recorded as common stock subject to repurchase $69.2 million based on Pure's historical method of calculating this liability. Due to interpretational factors and circumstances that could exist at the time of the exercise of the put right, Pure estimates this put obligation would be not less than $69.2 million nor more than $80.7 million at March 31, 2002. The aforementioned interpretations and circumstances relate to the treatment and application of the proceeds from the exercise of the stock options and to the number of shares to be considered or utilized as fully-diluted shares. Additionally, the common stock subject to repurchase could differ due to (a) the imprecision associated with the engineering of oil and gas reserves and (b) the multiple valuations of the proved reserves that could be required under the put right, as discussed above.

Severance Benefits. Pursuant to the employment/severance agreements, upon the occurrence of a termination event for severance benefits, as defined in the applicable agreement and discussed below, each covered officer is entitled to severance benefits including the following:

     . Cash payment equal to one to three times (depending on officer) of the sum of (a) the annual base salary and (b) greater of the bonus from the preceding year or the average of the bonus from the three previous years, with a gross-up payment to offset fully the effect of any federal excise tax imposed on the severance payment. The aggregate payment potentially payable, at March 31, 2002, under this provision is approximately $6.0 million, excluding the effect of any gross-up payment, if any.
     . Immediate vesting of all restricted stock, options and other rights granted to the officer.
     . Action by Pure to prevent automatic termination of the officer's stock options as a result of termination.

     A termination event, as defined in the applicable agreements, for purposes of the severance benefits is any one of the following:

     . Termination of employment of the officer by Pure for any reason other than cause.
     . Voluntarily termination of employment by the officer for good reason, with good reason including the following:
     . Material change in the nature and scope of the officer's duties and responsibilities from those at May 26, 2000.
     . Reduction in the officer's status with Pure below their current position.
     . Reduction of the officer's base salary below the base salary immediately prior to May 26, 2000, except for proportionate, officer-wide reductions.
     . Material diminution in the officer's eligibility to participate in the benefit and incentive plans of Pure provided to the officer immediately prior to May 26, 2000.
     . Relocation of the officer outside the state of Texas or required travel in excess of the greater of (a) 90 days per year or (b) the level of travel of the officer the year immediately prior to May 26, 2000.
     . Change of control of Pure and failure to reach agreement on employment terms following the change of control, which terms are acceptable to the officer.
     . Change of control of Unocal and failure to reach agreement on employment terms following the change of control, which terms are acceptable to the officer.
     . Acquisition by Union Oil and its affiliates of beneficial ownership of 85% or more of Pure's voting securities.

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

          Under the terms of a partnership agreement with affiliates of International Paper (see Note 2 on the International Paper transaction), Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at March 31, 2002 is approximately $61 million. Pure, at the present, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

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

(5)       Accrued Abandonment, Restoration and Environmental Liabilities

          At March 31, 2002 and December 31, 2001, Pure had accrued $19.1 million and $18.0 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $57.2 million at March 31, 2002 and $58.6 million at December 31, 2001. These estimates are based on abandonment cost studies performed by an independent third party and on estimates prepared by Pure.

          Pure's accrual for environmental remediation obligations totaled $4.4 million and $4.6 million as of March 31, 2002 and December 31, 2001, respectively. As part of the Hallwood merger, Pure recorded approximately $3.5 million in estimated environmental remediation obligations.

(6)       Incentive Plan

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

          The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of March 31, 2002:

Common stock outstanding                                            50,206,347
Options awarded under the Pure 1999 Incentive Plan                   6,451,743
Assumed options from Titan                                             458,011
Options exercised                                                     (202,281)
Options cancelled/forfeited                                           (249,995)
                                                                    ----------
Common stock equivalents                                            56,663,825
                                                                    ==========

Maximum shares/options allowed under the Pure 1999 Incentive Plan    6,799,659

Less:  Outstanding awards under the Pure 1999 Incentive Plan        (6,084,079)
       Outstanding options under the Titan Plans                      (373,399)
                                                                    ----------
Shares/options available for future grant                              342,181
                                                                    ==========

          Pure granted 98,453, 856,146 and 1,366,560 options to non-officers in 2002, 2001 and 2000, respectively. Certain grants in 2000 were made with an exercise price below Pure's stock price on the date of grant; consequently, Pure recorded deferred compensation of $2.9 million. The deferred compensation will be amortized over the vesting period, generally four years.

The following table sets forth the stock options held by Pure's officers as of March 31, 2002:

Exercise      Number of
  Price        Options
--------      ---------
 $ 8.58          15,629
   9.30       2,320,000
  10.83          78,847
  14.53          86,046
  15.69           8,546
  17.08         940,000
  17.63         300,000
  18.35         351,000
  19.31           9,959
  19.60          10,014
  21.36           6,241
  26.89           4,302
              ---------
              4,130,584
              =========

(7)       Earnings per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                     2002      2001
                                                                                   -------    -------
Numerator:
   Income (loss) from continuing operations and numerator for basic and
   diluted income (loss) per share from continuing operations                      $(7,960)   $32,881
                                                                                   =======    =======
   Net income (loss) and numerator for basic and diluted net income
   (loss) per share                                                                $(7,343)   $33,416
                                                                                   =======    =======
Denominator:

   Denominator for basic income (loss) per share from continuing
   operations and net income (loss) - weighted average common shares                50,184     50,039

   Effect of dilutive securities - employee stock options not subject to
   "put" right                                                                          --        262

   Dilutive effect of officers' stock options subject to the "put" right
   under employment/severance agreements (Note 4)                                       --        912

   Dilutive effect of officers' individual common stock held subject to the
   "put" right under employment/severance agreements (Note 4)                           --        271
                                                                                   -------    -------

   Denominator for diluted income (loss) per share from continuing operations and net income (loss) - adjusted weighted average common
   shares and assumed conversions                                                   50,184     51,484
                                                                                   =======    =======

   Basic income (loss) per share from continuing operations                        $ (0.16)   $  0.66
                                                                                   =======    =======
   Diluted income (loss) per share from continuing operations                      $ (0.16)   $  0.64
                                                                                   =======    =======

   Basic net income (loss) per share                                               $ (0.15)   $  0.67
                                                                                   =======    =======

   Diluted net income (loss) per share                                             $ (0.15)   $  0.65
                                                                                   =======    =======

          Employee stock options to purchase 6,457,478 shares of common stock were outstanding at March 31, 2002, none were included in the computation of diluted net loss per common share because Pure had a loss from continuing operations and the effect would be anti-dilutive.

          Employee stock options to purchase 5,572,919 shares of common stock were outstanding at March 31, 2001, but only 3,949,360 were included in the computation of diluted net income per common share because the employee stock options' exercise price was greater than the average market price of the common stock of Pure.

(8)       Derivative Financial Instruments

          In 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 which resulted in recording a $17.5 million, ($11.4 million net of tax) decline in fair value to accumulated other comprehensive income. At March 31, 2002, the estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $3.2 million, net of tax. For the three-months ended March 31, 2002 and 2001, other income includes approximately $432,000 and $808,000 of gain from changes in fair value of derivatives not qualifying as hedges and approximately ($1.6 million) and $392,000 of gain (loss) from the ineffective portion of the cash flow hedges, respectively.

          Enron Bankruptcy

          In the fourth quarter of 2001, Pure and many other parties were affected by the bankruptcy of Enron Corp. and subsidiaries. Pure had various natural gas and crude oil swaps with Enron. As a result of the Enron bankruptcy, Pure terminated its derivative contracts with certain Enron subsidiaries. At the termination date of the contracts, Enron's subsidiaries owed Pure a net receivable of approximately $2.0 million. In the fourth quarter of 2001, the Enron cash flow hedges were no longer highly effective as a result of the increased credit risk associated with Enron; accordingly, Pure ceased hedge accounting and marked-to-market the Enron derivatives up to the termination date and provided an allowance for substantially all amounts owed Pure, which was charged to other expense in the fourth quarter of 2001.

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

          The following table sets forth the future volumes by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at March 31, 2002:

                                                             2002
                                                       ---------------

Gas related derivatives:
   Collar and swap options:
        Volume (MMBtu)                                  19,180,000
        Index price per MMBtu (floor-ceiling prices)   $2.50 - $4.07

   Basis differential swaps:
        Volume (MMBtu)                                     270,000
        Index price per MMBtu                          $0.16 - $0.31

Oil related derivatives:
   Collar and swap options:
        Volume (Bbls)                                      130,000
        Index price per Bbl (floor-ceiling prices)     $24.00 - $28.55

          The index price for the natural gas collars and swaps settles based on either a NYMEX Henry hub or a Permian Basin hub. The oil collars and swaps settle based on the prices for West Texas Intermediate on NYMEX. The basis differential swaps lock in the basis differential between NYMEX Henry Hub and the Waha West Texas delivery point.

          In the Hallwood merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Hallwood which resulted in a liability of approximately $31.2 million. At March 31, 2002, the above table includes oil and gas derivatives acquired in the Hallwood merger (a) 220,000 MMBtu's of natural gas at a swap price of $3.96 per MMBtu and (b) 55,000 Bbls of oil at a swap price of $24.25 per barrel.

          As a result of the Titan merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Titan which resulted in a liability of approximately $19.3 million. The deferred commodity hedges amount were amortized as a non-cash benefit to oil and gas revenues over the remaining term of the hedges as the related production took place. This amortization was completed as of June 30, 2001.

          Interest Rate Derivatives

          At March 31, 2002, Pure has $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004. These derivative contracts do not qualify as cash flow hedges as a result of the mismatch of maturities with Pure's debt instruments and, accordingly, is marked-to-market each reporting period.

(9)       Other Liabilities

          The other current liabilities consist of the following (in thousands):

                                          March 31,   December 31,
                                            2002          2001
                                          ---------   ------------
Accrued oil and gas production expenses    $41,240       $48,896
Income taxes payable                         2,251         1,394
Accrued interest payable                     8,242         1,517
Other                                        1,107           711
                                           -------       -------
                                           $52,840       $52,518
                                           =======       =======

(10)      Exploration and Abandonment

          Exploration and abandonment expense consist of the following (in thousands):

                                   Three months ended March 31,
                                   ----------------------------
                                          2002     2001
                                         ------   ------
Geological and geophysical staff         $2,279   $1,438
Exploratory dry hole costs                3,241      379
Impaired unproved properties                450      374
Plugging and abandonment costs              190       --
Seismic costs                             1,411      600
Other                                       519      548
                                         ------   ------
                                         $8,090   $3,339
                                         ======   ======

(11)      Comprehensive Income (Loss)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                          2002      2001
                                                                        -------   --------
Net income (loss)                                                       $(7,343)  $ 33,416

   Cumulative effect of accounting change
     for SFAS No. 133 adoption (a)                                           --    (11,364)
   Reclassification adjustment for settled hedging contracts (b)          2,580      8,657
   Changes in fair value of expected cash flows (c)                       4,289      1,581
                                                                        -------   --------

Comprehensive income (loss)                                             $  (474)  $ 32,290
                                                                        =======   ========

----------
     (a) Net of tax of:                                                 $    --   $  6,119
     (b) Net of tax of:                                                 $ 1,389   $ (4,662)
     (c) Net of tax of:                                                 $ 2,310   $   (989)


(12)      Discontinued Operations

          Pure regularly reviews its portfolio of assets for potential dispositions and receives offers to buy certain of its assets. In March 2002, Pure received and accepted an offer to sell properties located in the Permian Basin region for $23 million, subject to adjustments. The properties sold were an insignificant portion of the value of Pure's reserves. In accordance with SFAS No. 144, Pure is required to reflect this disposition of assets as discontinued operations.

          The following are the results of operations from the discontinued operations:

                                                     Three months ended March 31,
                                                     ----------------------------
                                                           2002       2001
                                                          ------     ------
                                                     (dollars in thousands except
                                                          per share amounts)

Oil and gas sales                                         $1,075     $1,698
Operating costs                                             (360)    $ (565)
Depletion, depreciation and amortization                    (436)      (309)
Other costs                                                   --         (1)
Income taxes                                                 (98)      (288)
                                                          ------     ------
    Income from discontinued operations                      181        535
                                                          ------     ------

Gain on disposal before taxes                                671         --
Income taxes                                                (235)        --
                                                          ------     ------
    Gain on disposal                                         436         --
                                                          ------     ------
         Total income from discontinued operations        $  617     $  535
                                                          ======     ======

Basic income per share:

    Income from discontinued operations                   $ 0.00     $ 0.01
    Gain on disposal                                        0.01         --
                                                          ------     ------
         Total income from discontinued operations        $ 0.01     $ 0.01
                                                          ======     ======

Diluted income per share:

    Income from discontinued operations                   $ 0.00     $ 0.01
    Gain on disposal                                        0.01         --
                                                          ------     ------
         Total income from discontinued operations        $ 0.01     $ 0.01
                                                          ======     ======

(13)      Supplemental Condensed Consolidating Financial Information

          Certain subsidiaries of Pure have fully and unconditionally guaranteed the 7.125% senior notes. The following tables present the condensed consolidating financial information as March 31, 2002 and December 31, 2001 and for each of the three-month periods ended March 31, 2002 and 2001 for (a) Pure (Parent), (b) Guarantor subsidiaries and (c) Non-guarantor subsidiaries. Virtually all of Pure's operations are conducted by Pure's subsidiaries.

Condensed Consolidated Balance Sheet
March 31, 2002
(in thousands)

                                                                                        Non-
                                                          Pure       Guarantor        Guarantor
                                                        (Parent)    Subsidiaries     Subsidiaries   Eliminations   Consolidated
                                                      ------------  ------------     ------------   ------------   ------------

Assets

     Current assets:

          Cash and cash equivalents                   $     2,859   $    (3,387)     $     4,407    $         -    $     3,879
          Accounts receivable                               6,408        43,219            9,465              -         59,092
          Other current assets                                325         3,387               15              -          3,727
                                                      ------------  ------------     ------------   ------------   ------------
               Total current assets                         9,592        43,219           13,887              -         66,698
                                                      ------------  ------------     ------------   ------------   ------------

     Properties, net                                            -     1,070,897          238,161              -      1,309,058
     Investment in subsidiaries                           586,321     2,740,700           48,626     (3,375,647)             -
     Deferred compensation                                 17,101             -                -              -         17,101
     Other assets                                           5,071        10,948          244,630       (243,937)        16,712
                                                      ------------  ------------     ------------   ------------   ------------
               Total assets                           $   618,085   $ 3,865,764      $   545,304    $(3,619,584)   $ 1,409,569
                                                      ============  ============     ============   ============   ============


Liabilities and equity

     Current liabilities:

          Accounts payable                            $     6,554   $    51,694      $     4,254    $         -    $   $62,502
          Other current liabilities                        10,379        43,718            1,677              -         55,774
                                                      ------------  ------------     ------------   ------------   ------------
               Total current liabilities                   16,933        95,412            5,931              -        118,276
                                                      ------------  ------------     ------------   ------------   ------------

     Long-term debt                                       561,569             -                -              -        561,569
     Accrued abandonment, restoration and
       environmental liabilities                                -        22,541            1,026              -         23,567
     Deferred income taxes                                   (367)      139,496           (7,363)             -        131,766
     Other liabilities                                          -        12,953              567              -         13,520

     Common stock subject to repurchase                    69,224             -                -              -         69,224

     Minority interest                                          -             -            1,608          5,000          6,608

     Equity                                               (29,274)    3,595,362          543,535     (3,624,584)       485,039
                                                      ------------  ------------     ------------   ------------   ------------
               Total liabilities and equity           $   618,085   $ 3,865,764      $   545,304    $(3,619,584)   $ 1,409,569
                                                      ============  ============     ============   ============   ============

Condensed Consolidated Balance Sheet
December 31, 2001
(in thousands)

                                                                                 Non-
                                                    Pure      Guarantor      Guarantor
                                                  (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------   ------------   ------------   ------------   ------------
Assets

      Current assets:

             Cash and cash equivalents            $  5,220    $      273      $    100     $        --     $    5,593
             Accounts receivable                     6,293        42,835        17,045              --         66,173
             Other current assets                      188         6,476            15              --          6,679

                                                  --------    ----------      --------     -----------     ----------
                   Total current assets             11,701        49,584        17,160              --         78,445
                                                  --------    ----------      --------     -----------     ----------

      Properties, net                                   --     1,081,029       242,959              --      1,323,988
      Investment in subsidiaries                   585,551     2,724,156        47,586      (3,357,293)            --
      Deferred compensation                         14,982            --            --              --         14,982
      Other assets                                   5,344        11,403       244,583        (243,937)        17,393

                                                  --------    ----------      --------     -----------     ----------
                   Total assets                   $617,578    $3,866,172      $552,288     $(3,601,230)    $1,434,808
                                                  ========    ==========      ========     ===========     ==========

Liabilities and equity

      Current liabilities:

             Accounts payable                     $  6,598    $   49,760      $  4,355     $        --     $   60,713
             Other current liabilities               2,747        48,865         1,526              --         53,138

                                                  --------    ----------      --------     -----------     ----------
                   Total current liabilities         9,345        98,625         5,881              --        113,851
                                                  --------    ----------      --------     -----------     ----------

      Long-term debt                               586,703            --            --              --        586,703
      Accrued abandonment, restoration and
        environmental liabilities                       --        21,696           915              --         22,611
      Deferred income taxes                           (164)      142,867        (7,434)             --        135,269
      Other liabilities                                 --        11,537           509              --         12,046

      Common stock subject to repurchase            69,800            --            --              --         69,800

      Minority interest                                 --            --         1,445           5,000          6,445

      Equity                                       (48,106)    3,591,447       550,972      (3,606,230)       488,083

                                                  --------    ----------      --------     -----------     ----------
                   Total liabilities and equity   $617,578    $3,866,172      $552,288     $(3,601,230)    $1,434,808
                                                  ========    ==========      ========     ===========     ==========

Condensed Consolidated Statement of Operations
For the three months ended March 31, 2002
(in thousands)

                                                                                          Non-
                                                           Pure         Guarantor       Guarantor
                                                         (Parent)      Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                       ------------    ------------    ------------    ------------    ------------

Revenues:

     Oil and gas sales                                 $          -    $     78,946    $      8,459    $          -    $     87,405
     Other operating revenues                                     -             994               1               -             995
                                                       ------------    ------------    ------------    ------------    ------------
               Total revenues                                     -          79,940           8,460               -          88,400
                                                       ------------    ------------    ------------    ------------    ------------

Expenses:

     Operating and other expenses                               412          31,278           3,280               -          34,970
     Amortization of deferred compensation                    8,266               -               -               -           8,266
     Exploration and abandonments                                 -           8,088               2               -           8,090
     Depreciation, depletion and amortization                   296          32,422           5,804               -          38,522
                                                       ------------    ------------    ------------    ------------    ------------
               Total expenses                                 8,974          71,788           9,086               -          89,848
                                                       ------------    ------------    ------------    ------------    ------------

               Operating income (loss)                       (8,974)          8,152            (626)              -          (1,448)

Other income (expense):

     Equity in earnings of subsidiaries                         771          20,224           1,040         (22,035)              -
     Interest expense                                        (8,443)             (6)              -               -          (8,449)
     Other                                                    6,457          (7,916)          4,861          (4,083)           (681)
                                                       ------------    ------------    ------------    ------------    ------------
               Income (loss) before income taxes
                 and minority interest                      (10,189)         20,454           5,275         (26,118)        (10,578)

Income tax expense                                            2,846               5             (70)              -           2,781
Minority interest                                                 -               -            (163)              -            (163)
                                                       ------------    ------------    ------------    ------------    ------------

               Income (loss) from continuing operations      (7,343)         20,459           5,042         (26,118)         (7,960)

Income from discontinued operations                               -             617               -               -             617
                                                       ------------    ------------    ------------    ------------    ------------

               Net income (loss)                       $     (7,343)   $     21,076    $      5,042    $    (26,118)   $     (7,343)
                                                       ============    ============    ============    ============    ============

Condensed Consolidated Statement of Operations
For the three months ended March 31, 2001
(in thousands)

                                                                               Non-
                                                   Pure       Guarantor     Guarantor
                                                 (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 --------   ------------   ------------   ------------   ------------
Revenues:

      Oil and gas sales                          $     --     $107,661       $16,995        $     --       $124,656
      Other operating revenues                         --           22            --              --             22
                                                 --------     --------       -------        --------       --------
             Total revenues                            --      107,683        16,995              --        124,678
                                                 --------     --------       -------        --------       --------
Expenses:

      Operating and other expenses                    367       26,587         4,161              --         31,115
      Amortization of deferred compensation        12,693           --            --              --         12,693
      Exploration and abandonments                     --        3,339            --              --          3,339
      Depreciation, depletion and amortization         74       15,776         8,153              --         24,003
                                                 --------     --------       -------        --------       --------
             Total expenses                        13,134       45,702        12,314              --         71,150
                                                 --------     --------       -------        --------       --------

             Operating income (loss)              (13,134)      61,981         4,681              --         53,528

Other income (expense):

      Equity in earnings of subsidiaries           44,643        4,510            --         (49,153)            --
      Interest expense                             (4,039)         (11)           --                         (4,050)
      Other                                            --        1,347             1              --          1,348
                                                 --------     --------       -------        --------       --------
             Income (loss) before income taxes
               and minority interest               27,470       67,827         4,682         (49,153)        50,826

Income tax expense                                  5,946      (23,719)          (13)             --        (17,786)
Minority interest                                      --           --          (159)             --           (159)
                                                 --------     --------       -------        --------       --------
             Income (loss) from continuing
               operations                        $ 33,416     $ 44,108       $ 4,510        $(49,153)      $ 32,881

Income from discontinued operations                    --          535            --              --            535
                                                 --------     --------       -------        --------       --------

             Net income (loss)                   $ 33,416     $ 44,643       $ 4,510        $(49,153)      $ 33,416
                                                 ========     ========       =======        ========       ========


Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2002
(in thousands)

                                                                                                Non-
                                                                    Pure       Guarantor      Guarantor
                                                                  (Parent)    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                ------------  ------------  ------------  ------------  ------------
Cash flows from operating activities                             $   22,469    $   30,805    $    5,192    $        -    $   58,466

Cash flows from investing activities:

     Capital expenditures and acquisitions                                -       (60,065)         (885)            -       (60,950)
     Proceeds from sale of assets                                         -         3,150             -             -         3,150
     Proceeds from sale of assets - discontinued operations               -        22,450                                    22,450
                                                                 ----------    ----------    ----------    ----------    ----------
          Net cash used in investing activities                           -       (34,465)         (885)            -       (35,350)
                                                                 ----------    ----------    ----------    ----------    ----------

Cash flows from financing activities:

     Change in debt                                                 (25,200)            -             -             -       (25,200)
     Other                                                              370             -             -             -           370
                                                                 ----------    ----------    ----------    ----------    ----------
          Net cash provided by (used in)
           financing activities                                     (24,830)            -             -             -       (24,830)
                                                                 ----------    ----------    ----------    ----------    ----------

Increase (decrease) in cash and cash equivalents                     (2,361)       (3,660)        4,307             -        (1,714)

Cash and cash equivalents, beginning of period                        5,220           273           100             -         5,593
                                                                 ----------    ----------    ----------    ----------    ----------
Cash and cash equivalents, end of period                         $    2,859    $   (3,387)   $    4,407    $        -    $   $3,879
                                                                 ==========    ==========    ==========    ==========    ==========

Condensed Consolidated Statement of Cash Flows
For the three months ended March 31, 2001
(in thousands)

                                                                                                Non-
                                                                   Pure       Guarantor      Guarantor
                                                                 (Parent)    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                               ------------  ------------  ------------  ------------  ------------
Cash flows from operating activities                            $(242,123)    $  77,554     $  2,361      $  239,957      $  77,749

Cash flows from investing activities:

      Capital expenditures and acquisitions                             -       (74,869)      (1,833)       (239,957)      (316,659)
      Proceeds from sale of assets                                      -           551            -               -            551
      Other                                                             -             -     (239,957)        239,957              -
                                                                ---------     ---------     --------      ----------      ---------
             Net cash used in investing activities                      -       (74,318)    (241,790)              -       (316,108)
                                                                ---------     ---------     --------      ----------      ---------

Cash flows from financing activities:

      Change in debt                                              242,856        (3,000)           -               -        239,856
      Other                                                            48             -      244,957        (239,957)         5,048
                                                                ---------     ---------     --------      ----------      ---------
             Net cash provided by (used in)
               financing activities                               242,904        (3,000)     244,957        (239,957)       244,904
                                                                ---------     ---------     --------      ----------      ---------
Increase (decrease) in cash and cash equivalents                      781           236        5,528               -          6,545

Cash and cash equivalents, beginning of period                         (4)        3,329            -               -          3,325
                                                                ---------     ---------     --------      ----------      ---------
Cash and cash equivalents, end of period                        $     777     $   3,565     $  5,528      $        -      $   9,870
                                                                =========     =========     ========      ==========      =========

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

Impact of Commodity Prices

          Our revenues, operating results and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in the oil and natural gas markets has remained prevalent in the last few years. During 1998 and through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 1999 and continuing into early 2000, prices improved. The average prices received by producers in all our core areas rose sharply in the first half of 2001 and 2000 compared to 1999. The NYMEX average price for crude oil and natural gas was $19.30 per barrel and $2.32 per Mcf for 1999, compared to $30.25 per barrel and $4.32 per Mcf for 2000 and compared to $26.00 per barrel and $4.14 per Mcf in 2001, respectively. In the first quarter of 2002 the NYMEX average prices were $21.63 per barrel of crude oil and $2.49 per Mcf of natural gas. At March 31, 2002, the NYMEX prices for crude oil and natural gas were $26.31 per barrel and $3.28 per Mcf, respectively. By way of comparison, at May 2, 2002, the NYMEX prices for crude oil and natural gas were $26.24 per barrel and $3.68 per Mcf, respectively.

          In an effort to mitigate the impact of commodity prices Pure, at times, utilizes financial commodity derivatives. At March 31, 2002, Pure has financial commodity derivatives for 19,180,000 MMBtu of natural gas and 130,000 barrels of crude oil to mitigate the impact of commodity prices on its estimated 2002 production.

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

Recent Events

          In the second quarter of 2002, Pure is planning on closing its Corpus Christi, Texas office and consolidating the operations primarily into its Houston, Texas office. The primary reason for the closure is a reduction in the activities conducted by the Corpus Christi office and the ability to conduct Pure's south Texas activities from its Houston office. As a result of this closure, Pure will incur a charge in the second quarter of 2002 of approximately $1.5 million related to the severance and closure costs. Pure expects to achieve annual savings of approximately $3 to $3.5 million in general and administrative and exploration staff costs.

          In the first quarter of 2002, Pure sold properties located in the Permian Basin region, with an effective date of January 1, 2002, for approximately $23 million, subject to adjustments. As a result of selling these properties, Pure was required to reflect this disposition of assets as discontinued operations under the provisions of the SFAS No. 144 which Pure was required to adopt on January 1, 2002.

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

Business Opportunities Agreement

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

Employment/Severance Arrangements

     Put Right

     Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,796,107 Pure shares held subject to the put right at March 31, 2002). At March 31, 2002, with the net asset value per share of $17.49, Pure's obligation to purchase this common stock was approximately $48.9 million.
..    Acquired by the officer pursuant to exercise of stock options currently held or granted in the future, (see Note 6 of Notes to Consolidated Financial Statements for the shares underlying the stock option subject to the put right at March 31, 2002 and the applicable exercise prices). At March 31, 2002, there were 4,130,584 stock options subject to the put right, of which 3,449,068 had exercise prices that were less than the net asset value per share of $17.49 at March 31, 2002. Pure would receive proceeds of approximately $40.0 million if the 3,449,068 of stock options were exercised and Pure's obligation to purchase the 3,449,068 shares, at the net asset value per share of $17.49 at March 31, 2002, was approximately $60.3 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at March 31, 2002 was approximately $20.3 million.

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

          If a put event occurs and one or more of the covered officers exercises the put right, Pure will require cash to satisfy its obligation to purchase the shares covered by the put exercise. Because the employment/severance agreements provide the covered officer the right to include in the amount of shares to be purchased by Pure any specified shares that are acquired pursuant to stock option exercises after the put event or put date but before the related put closing, Pure may receive cash from stock option exercises in connection with exercises of the put right. If Pure does not have enough cash, net of the amount received by Pure in related stock option exercises, to satisfy its obligations, Pure would have to incur additional indebtedness. At March 31, 2002, the net amount of required cash, assuming all individuals subject to the put exercise their put right at the net asset value per share of $17.49, is estimated to be $69.2 million (which is reflected in the consolidated balance sheet as the amount of the common stock subject to repurchase). At the end of the calendar quarters since the origination of the employment/severance agreements containing the put right, the amount of the common stock subject to repurchase has ranged from $69.2 million to $155.5 million, as calculated in accordance with the following paragraph. Accordingly, it could require substantial financial resources of Pure to fund the put right.

          The net asset value per share is computed by dividing the net asset value, as defined below, by the number of fully-diluted outstanding shares. The net asset value is computed as 110% of the pre-tax present value (discounted at 10%) of Pure's proved reserves, utilizing the average of the three-year NYMEX commodity strip price for the 120 days prior to the put date (adjusted for commodity hedges in place at the put date), less the funded debt of Pure at the put date. Funded debt was approximately $564 million at March 31, 2002. The calculated number of fully-diluted outstanding shares as the sum of (a) the total issued and outstanding common shares of Pure at the put date and (b) the total number of outstanding stock options (regardless of whether the options are in-the-money or out-of-the-money) or other securities convertible into common stock as of the put date (for both management and employees).

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

          At March 31, 2002, the net asset value per share (based on the data above) was estimated to be $17.49 and Pure's common stock price closed at $22.58 per share.

     The $69.2 million reflected in the consolidated balance sheet at March 31, 2002 as common stock subject to repurchase is based on the net asset value per share of $17.49 discussed above and has been calculated as (a) the amount required to purchase all covered shares of common stock (including shares underlying stock options) of all covered officers, less (b) the proceeds Pure would receive from the exercise by all covered officers of all of their in-the-money stock options (options whose exercise price is less than the net asset value per share).

     The gross deferred compensation related to Pure's potential obligations to purchase the covered shares (including shares underlying stock options), which at March 31, 2002 was approximately $40.9 million, is calculated as the sum of the following:

     (a) the product of (x) the difference between the net asset value per share and Pure's common stock price (but only if the net asset value per share is higher), times (y) the total of the number of all covered officers' covered shares that were actually outstanding at March 31, 2002; plus
     (b) the product of (x) the difference between the higher of the net asset value per share or Pure's common stock price and the exercise price of all covered officers' stock options with an exercise price that is less than the higher of net asset value per share or Pure's common stock price, times (y) the number of shares underlying these stock options.

     In 2002, 2001 and 2000, Pure recorded approximately $8.1 million, $915,000 and $14.8 million, respectively, in compensation expense related to these compensation arrangements. The total deferred compensation periodically determined will be amortized as compensation expense over a three-year period for common stock held at May 26, 2000 (date of the Titan merger), and the vesting period of each of the applicable stock option agreements. At March 31, 2002 the deferred compensation reflected in the consolidated balance sheet of $17.1 million is computed by taking the gross deferred compensation of $40.9 million less the compensation expense recorded in 2002, 2001 and 2000, as noted above. After May 26, 2003, any changes in gross deferred compensation, except for stock options not fully vested, for each quarterly determination period will be charged or credited to compensation expense in each quarterly determination period.

          This compensation arrangement is being treated as a "variable plan" under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." As a result of this treatment, during the three months ended March 31, 2002, additional paid-in capital was increased by $10.8 million.

          At March 31, 2002, Pure recorded as common stock subject to repurchase $69.2 million based on Pure's historical method of calculating this liability. Due to interpretational factors and circumstances that could exist at the time of the exercise of the put right, Pure estimates this put obligation would be not less than $69.2 million nor more than $80.7 million at March 31, 2002. The aforementioned interpretations and circumstances relate to the treatment and application of the proceeds from the exercise of the stock options and to the number of shares to be considered or utilized as fully-diluted shares. Additionally, the common stock subject to repurchase could differ due to (a) the imprecision associated with the engineering of oil and gas reserves and (b) the multiple valuations of the proved reserves that could be required under the put right, as discussed above.

          Severance Benefits

          Pursuant to the employment/severance agreements, upon the occurrence of a termination event for severance benefits, as defined in the applicable agreement and discussed below, each covered officer is entitled to severance benefits including the following:

     . Cash payment equal to one to three times (depending on officer) of the sum of (a) the annual base salary and (b) greater of the bonus from the preceding year or the average of the bonus from the three previous years, with a gross-up payment to offset fully the effect of any federal excise tax imposed on the severance payment. The aggregate payment potentially payable, at March 31, 2002, under this provision is approximately $6.0 million, excluding the effect of any gross-up payment, if any.
     . Immediate vesting of all restricted stock, options and other rights granted to the officer.
     . Action by Pure to prevent automatic termination of the officer's stock options as a result of termination.

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

          Impairment of Long-Lived Assets

          Pure, in accordance with SFAS No. 144 as of January 1, 2002 and SFAS No. 121 for the periods prior to January 1, 2002, estimated its expected future cash flows of its oil and gas properties by amortization unit and compared the amounts determined to the carrying amount of its oil and gas properties less the accrued abandonment and restoration obligations to determine if the carrying amounts were recoverable. For those oil and gas properties for which the carrying amount less the accrued abandonment and restoration obligations exceeded the estimated future net cash flows, an impairment was determined to exist; therefore, Pure adjusted the carrying amount of those oil and gas properties to their estimated fair value as determined by discounting their expected future net cash flows at a discount rate commensurate with the risks involved in the industry. Pure had no impairments in 2002 and 2001.

          Estimated future cash flows for purposes of determining impairment of oil and gas properties are determined using the following assumptions:

          . Reserve economics are adjusted for known changes such as extensions and discoveries, acquisitions and dispositions of proved properties and changes in production rates and projected decline characteristics. Reserves are based on petroleum engineering, which is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. If Pure's reserve estimates had been lower than those estimated by Pure's independent petroleum engineers and those prepared by Pure's petroleum engineers, which is a possibility if other petroleum engineers were utilized due to the inexactness of the engineering process, Pure could have incurred an impairment in 2002. Pure's management believes its reserve estimates are reasonable.
          . Cash flows from proved oil and gas properties and appropriate risk-adjusted probable and possible reserves are considered in the analysis.
          . The prices used for determining cash flows are determined based on the near-term (a period of one to four years, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held constant for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. Assuming use of another party's price outlook, it is possible that Pure could have incurred an impairment in 2002; however, Pure's management believes its price outlook assumptions were reasonable at the time and at March 31, 2002.

          If commodity prices deteriorate from management's view at March 31, 2002, it is possible that Pure could incur an impairment during the remainder of 2002.

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

Operating Data

          The following sets forth Pure's historical operating data (a):

                                                               Three months ended
                                                                    March 31,
                                                               -------------------
                                                                 2002       2001
                                                               --------   --------

Production:
    Oil and condensate (MBbls) .............................      2,009      1,770
    Natural gas (MMcf) .....................................     21,936     14,598
    Total (MBOE) ...........................................      5,665      4,203

Average daily production:
    Oil and condensate (Bbls) ..............................     22,322     19,667
    Natural gas (Mcf) ......................................    243,733    162,200
    Total (BOE) ............................................     62,944     46,700

Average sales price per unit (excluding effects of hedging):
    Oil and condensate (per Bbl) ...........................   $  19.83   $  27.39
    Natural gas (per Mcf) ..................................   $   2.02   $   5.84
    Total (per BOE) ........................................   $  14.84   $  31.82

Average sales price per unit (including effects of hedging):
    Oil and condensate (per Bbl) ...........................   $  20.13   $  27.00
    Natural gas (per Mcf) ..................................   $   2.37   $   5.27
    Total (per BOE) ........................................   $  16.31   $  29.66

Expenses per BOE:
    Production costs, excluding production and other taxes..   $   3.65   $   3.74
    Production and other taxes .............................   $   1.45   $   2.20
    General and administrative .............................   $   1.08   $   1.47
    Depletion, depreciation and amortization ...............   $   6.80   $   5.71

----------
(a) The operating data does not include the effects of the operating results for the assets presented as discontinued operations as discussed in Note 12 of Notes to Consolidated Financial Statements. The production from the properties associated with the discontinued operations, not included in the table, were 700 and 670 BOE per day in 2002 and 2001, respectively.

Results of Operations

          Pure closed the International Paper transaction in January 2001 and the results of operations from these assets have been included in Pure's since February 1, 2001. Pure completed the Hallwood merger in May 2001. The transaction was accounted for as a purchase of Hallwood. Accordingly, the results of operations since May 1, 2001 for Hallwood have been included in Pure's results of operations.

          Three-months ended March 31, 2002 as compared to 2001

          Pure's revenues from the sale of oil and natural gas were $38.2 million and $49.2 million for 2002 and $47.8 million and $76.9 million for 2001, respectively. Including the effects of hedging, compared with 2001, Pure's 2002 average oil sales prices decreased by $6.87 per Bbl, or 25%, while average gas sales prices decreased by $2.90 per Mcf, or 55%. The increase in production of 1,462 MBOE in 2002 is primarily the result of the International Paper transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The International Paper transaction and Hallwood properties contributed approximately 1,247 MBOE of production in 2002.

          Other operating revenues are primarily the result of Hallwood's monetization of its Section 29 credits, prior to Pure's acquisition of Hallwood. Pure will continue to receive this revenue through December 2002 when the
Section 29 credits are currently set to expire.

          Pure's oil and gas production expenses, excluding production and other taxes, were $20.7 million ($3.65 per BOE) and $15.7 million ($3.74 per BOE) for 2002 and 2001, respectively. Production expenses increased $5.0 million, which is the result of (a) production costs associated with the International Paper transaction properties of $1.3 million and Hallwood merger properties of $2.6 million and (b) significant increases in the costs of services and products between periods.

          Production and other taxes were $8.2 million ($1.45 per BOE) and $9.2 million ($2.20 per BOE) for 2002 and 2001, respectively. The decrease in production and other taxes is primarily attributable to the decrease in oil and gas revenues, offset by the associated additional revenues from the assets in the International Paper transaction and the Hallwood merger in 2002.

          General and administrative ("G&A") expenses were $6.1 million ($1.08 per BOE) and $6.2 million ($1.47 per BOE) for 2002 and 2001, respectively. G&A costs between periods were comparable in absolute terms. After reimbursing IP for two months in 2001, Pure's actual G&A costs related to the IP assets was less in 2002; however in 2002 Pure incurred G&A costs related to the Hallwood business, which was acquired after the first quarter of 2001. The decrease in the per unit amount of G&A costs relates to the increased production, primarily from the IP transaction and Hallwood merger.

          Depletion, depreciation, and amortization expense ("DD&A") was $38.5 million ($6.80 per BOE) and $24.0 million ($5.71 per BOE) for 2002 and 2001, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the International Paper transaction, the Hallwood merger and Pure's capital program for 2001. The increase in the per unit amount is primarily attributable to (a) the per unit acquisition costs from the International Paper transaction and Hallwood merger and (b) the downward revision, between periods, in proved reserves as a result of a decrease in the underlying oil and gas prices.

          Pure's exploration and abandonment expense was $8.1 million and $3.3 million for 2002 and 2001, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the International Paper transaction and Hallwood merger, (b) exploratory dry hole costs and (c) seismic. The significant increase in exploratory dry hole costs is related to the increase in the exploratory capital expended in 2002 and a lower success rate in 2002 as compared to 2001.

          In 2002 and 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program in 2001, (b) the International Paper transaction that closed in January 2001 and (c) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued $350 million of 7.125% fixed rate senior notes.

          In 2002 and 2001, other income (expense) includes ($1.2 million) and $1.2 million of gain (loss) attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No. 133, respectively.

          Income tax expense (benefit) was ($2.8 million) and $17.8 million for 2002 and 2001, respectively. The effective income tax rates for 2002 and 2001 was approximately 26% and 35%, respectively. The lower effective tax rate is primarily due to the increase in the Section 29 credits Pure acquired, as discussed above, and based on Pure's current expectations for 2002.

          In the first quarter of 2002, Pure sold properties located in the Permian Basin region for approximately $23 million, subject to adjustments, which resulted in a gain of approximately $617,000. As a result of selling these properties, Pure was required to reflect this disposition of assets as discontinued operations under the provisions of SFAS No. 144. In 2002 and 2001, the results of operations, before income taxes, from these assets was approximately $279,000 and $823,000, respectively.

Liquidity and Capital Resources

          Pure's primary capital resources are net cash flows provided by operating activities and the availability under its revolving credit facilities, of which approximately $296 million was available at March 31, 2002. Unlike many energy related companies, Pure's revolving credit facilities do not require Pure to undergo borrowing base redeterminations, which could result in reduced credit availability. In June 2001, Pure completed the issuance of 7.125% senior notes due in 2011, the proceeds from which were used to pay off the interim financing for the Hallwood merger and reduce existing borrowings under Pure's revolving credit facilities. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs. When appropriate, Pure would consider use of debt and equity financing, non-recourse transactions and asset sales.

Net Cash Provided by Operating Activities

          Cash flow from operating activities for Pure was $58.5 million for 2002 compared to $77.7 million for 2001. The decrease in net cash provided by operating activities was primarily due to decreased commodity prices between comparable quarters, offset by (a) Pure's significant capital expenditure program in 2001, (b) the Hallwood merger and (c) the International Paper transaction. Commodity prices are highly volatile and Pure's cash flow can vary dramatically from period to period. A substantial period of low commodity prices could have a substantial negative impact on Pure's cash flow.

Capital Expenditures

          For 2002, Pure's initial drilling and related capital budget was approximately $225 million. The initial budget was comprised of approximately
(a) $66 million in development projects, (b) $49 million in exploration projects, (c) $84 million in probable/possible projects, (d) $24 million to acquire additional acreage and seismic data and (e) $2 million in other corporate items. As noted in the fourth quarter of 2001, due to declines in commodity prices, Pure reviewed its 2002 drilling and related capital spending plan and expected approximately $105 to $150 million to be spent in 2002. At the present, Pure expects it will spend in the upper end of that range. Pure will maintain flexibility to accelerate or increase 2002 capital spending depending on commodity prices. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by Pure and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of Pure, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

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

                               Three months ended March 31,
                               ----------------------------
                                      2002      2001
                                    -------   --------
                                      (in thousands)

Property acquisition:
        Proved                      $   221   $268,934
        Unproved                      4,014      7,614
Exploration                          26,293     17,630
Development                          22,821     28,746
                                    -------   --------
        Total costs incurred        $53,349   $322,924
                                    =======   ========

Capital Resources

          Pure's current primary capital resources are net cash flows provided by operating activities and the availability under the revolving credit facilities, of which approximately $296 million was available at March 31, 2002. Pure has significant contractual obligations in the future that will require capital resources. The following table is a summary of the significant contractual obligations at March 31, 2002:

                                                        Obligations Due in Period
                                         ------------------------------------------------------
 Contractual Cash Obligations             2002    2003-2004   2005-2006   Thereafter    Total
--------------------------------         ------   ---------   ---------   ----------   --------
                                                            (in thousands)
7.125% senior notes                      $   --   $     --     $    --     $350,000    $350,000
5-Year Revolver                              --         --      56,500           --      56,500
3-Year Revolver                              --    157,500          --           --     157,500
Working Capital Revolver                     --         --          --           --          --
Non-cancelable operating leases           1,933      5,041       4,758        1,367      13,099
Non-cancelable subleases                   (155)      (778)       (909)          --      (1,842)
Commodity derivatives                     2,564         --          --           --       2,564
Interest rate derivatives                   370        571          --           --         941
Common stock subject to repurchase (a)                  --          --       69,224      69,224
                                         ------   --------     -------     --------    --------
Total contractual cash obligations       $4,712   $162,334     $60,349     $420,591    $647,986
                                         ======   ========     =======     ========    ========

----------
(a) The contractual due date of the common stock subject to repurchase is not determinable at the present.

          Details regarding the significant contractual cash obligations are discussed below. A change in Pure's credit rating would not accelerate any of the contractual cash obligations. Pure's ability to obtain additional sources of financing are dependent on its operating cash flows and the value of its oil and gas reserves. Commodity prices are extremely volatile and could negatively impact Pure's ability to obtain additional sources of financing.

          At March 31, 2002, Pure had the following financial commitments:

                                               Commitment Expiration per Periods
                                     -------------------------------------------------------
            Financial Commitments      2002    2003-2004   2005-2006   Thereafter    Total
----------------------------------   -------   ---------   ---------   ----------   --------
                                                  (in thousands)
3-Year Revolver                      $    --    $275,000    $     --      $--       $275,000
5-Year Revolver                           --          --     235,000       --        235,000
Working Capital Revolver              10,000          --          --       --         10,000
Performance bonds                     11,393          --          --       --         11,393
Standby letters of credit                 --          --          --       --             --
Pure guarantees                           --          --          --       --             --
                                     -------    --------    --------      ---       --------
Total contractual cash obligations   $21,393    $275,000    $235,000      $--       $531,393
                                     =======    ========    ========      ===       ========

          At March 31, 2002, of the financial commitments under Pure's 3-Year Revolver, 5-Year Revolver and Working Capital Revolver, there was $117.5 million, $178.5 million and $10 million of availability. In the normal course of business, Pure has performance obligations which are supported by surety bonds and letters of credit. These obligations primarily cover site restoration and dismantlement or other programs where governmental organizations require such support.

          At March 31, 2002, the common stock subject to repurchase was approximately $69.2 million, as reflected in Pure's consolidated balance sheet. In the quarters since the origination of the employment/severance agreements containing the put right the amount of the common stock subject to repurchase has ranged from $69.2 million to $155.5 million. Accordingly, it could require substantial financial resources, in excess of those at March 31, 2002, of Pure to fund the put right. If this occurred, this could reduce Pure's capital resources available to be utilized towards its debt, capital budget and acquisitions.

Credit Facilities and Senior Notes

          5-Year Revolver

          In September 2000, Pure entered into an unsecured credit agreement for a $250 million five-year revolving credit facility ("5-Year Revolver") with JPMorgan Chase Bank (the "Bank") and First Union National Bank. The 5-Year Revolver has current commitments of $235 million. All amounts outstanding on the 5-Year Revolver are due and payable in full on September 29, 2005. A portion of the 5-Year Revolver is available for the issuance of up to $50 million of letters of credit. At March 31, 2002, $56.5 million was outstanding under the 5-Year Revolver.

          At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum. At March 31, 2002, Pure is paying .80% margin on its Eurodollar tranches.

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

          3-Year Revolver

          In November 2001, Pure entered into an unsecured credit agreement with JPMorgan Chase, First Union National Bank and BNP Paribas for a $275 million 3-year revolving credit facility ("3-Year Revolver"). All amounts outstanding under the 3-Year Revolver are due and payable in full on November 20, 2004. A portion of the 3-Year Revolver is available for the issuance of up to $50 million of letters of credit. At March 31, 2002, $157.5 million was outstanding under the 3-Year Revolver.

          At Pure's option, borrowings under the 3-Year Revolver bear interest at either (a) the "Alternate Base Rate" (i.e., higher of the Bank's prime rate, or the federal funds rate plus .50% per annum) or (b) the Eurodollar rate plus a margin ranging from .375% to .950% per annum. These margins vary as Pure's debt rating with S&P and Moody's changes (i.e. improvement in Pure's debt rating decreases its margins). At March 31, 2002, Pure is paying .750% margin on its Eurodollar tranches.

          Participation fees on letters of credit are due quarterly and range from .500% to .750% per annum on the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 3-Year Revolver and range from .125% to .300% per annum. Utilization fees of .25% are due quarterly on the outstanding principal and letters of credit for the periods when the lenders' exposure exceeds 33% of the total commitments.

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

          Credit Rating Agencies

          Pure, as a part of issuing its 7.125% senior notes, received credit ratings from Fitch, Moody's and Standards & Poor ("S&P"). Pure received, from the rating agencies, investment grade ratings (Baa3 with Fitch, Baa3 with Moody's and BBB- with S&P). Pure is subject to regular reviews by the rating agencies. In April 2002, Moody's announced it was placing Pure's long-term debt rating "under review for possible downgrade," while our ratings with Fitch and S&P were recently reaffirmed. If Pure were to be downgraded by any of the rating agencies it could have an impact on Pure's (a) ability to get additional financing in the future and (b) interest rates and fees it would be able to obtain on new financing. As noted above, under Pure's 3-Year Revolver the interest rate and fees are adjusted upon changes to Pure's credit rating, both positively and negatively by two or more rating agencies. At the present, Pure does not have any obligations whose payment would be accelerated in the event of a downgrade of Pure's credit rating.

Liquidity and Working Capital

          At March 31, 2002, Pure had $3.8 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was 0.56 at March 31, 2002. Pure maintains low cash levels for cash management purposes. Pure, at March 31, 2002, had availability under its revolving credit facilities to fund any working capital deficit.

          Working Capital Revolver

          In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with a bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the bank's cost of funds plus 1% per annum. At March 31, 2002, there was no outstanding principal under the Working Capital Revolver. Pure has the ability and intent to finance the principal outstanding under the Working Capital Revolver utilizing Pure's long-term revolving credit facilities.

Other Matters

          Stock Options and Compensation Expense

          Pure has issued options in 2002, 2001 and 2000 to officers and non-officers to purchase 108,467, 1,176,716 and 5,166,560 shares, respectively, of Pure common stock. Upon the formation of Pure certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $2.9 million related to non-officer options and will expense the amount over a four-year period. In 2002, 2001 and 2000, Pure expensed approximately $156,000, $779,000 and $600,000 , respectively, related to these options. The options related to officers are subject to the put right discussed in the following paragraph.

          As discussed in Note 6 of the Notes to Consolidated Financial Statements, officers of Pure have the right to require Pure to purchase shares of Pure common stock (or equivalently converted shares) directly held by the officer on December 1, 1999, of which there were 2,796,107 shares held subject to the put right at March 31, 2002 or are obtained by the exercise of any stock options held or granted in the future, of which there were 4,130,854 stock options subject to the put right, by the officer, at a calculated "net asset value" per share. The circumstances under which certain officers may exercise the put right are discussed in Note 6 of the Notes to Consolidated Financial Statements. As a result of the put right, the consolidated balance sheet at March 31, 2002 reflects approximately $69.2 million as common stock subject to repurchase and Pure recorded approximately $40.9 million in deferred compensation as of March 31, 2002, of which Pure recognized deferred compensation expense of approximately $8.1 million, $915,000 and $14.8 million in 2002, 2001 and 2000, respectively. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation; an Interpretation of APB Opinion No. 25." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

          Disclosure about Market Risk

          Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At March 31, 2002, Pure had hedging transactions with respect to approximately 19,180,000 MMBtu of its future 2002 estimated natural gas production and 130,000 barrels of its future 2002 estimated crude oil production, respectively. For additional information, see Note 8 of Notes to Consolidated Financial Statements and Item 7A - Quantitative and Qualitative Disclosures about Market Risk.

          At March 31, 2002, Pure had $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004.

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

          In October 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of March 31, 2002, Pure is assessing the impact on its financial statements.

          In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Pure adopted the SFAS No. 144 on January 1, 2002. Pure believes that the impact from SFAS No. 144 on Pure's financial position and results of operations should not be significantly different from that of SFAS No. 121, except as to the reporting of asset disposals related to discontinued operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of March 31, 2002, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

Quantitative Disclosures

          Commodity Price Risk:

          The following table provides information about Pure's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices. See Note 8 of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the terms of Pure's commodity derivative financial instruments that are sensitive to natural gas and crude oil commodity prices.

                                                            2002       Fair Value
                                                        -----------   -----------
Natural Gas Hedge Derivatives(a):

Collar option contracts:
Notional volumes(MMBtu)                                  19,180,000   $(2,731,469)

Weighted average short put strike price per MMBtu(b)    $     2.938
Weighted average long call strike price per MMBtu(b)    $     3.519

Basis differential contracts(c):
Notional volumes(MMBtu)                                     270,000   $   248,060

Weighted average strike price per MMBtu                 $     0.210

Crude Oil Hedge Derivatives(a):

Collar option contracts:
Notional Volume(Bbls)                                       130,000   $   (80,273)
Weighted average short put strike price per Bbl(b)      $    24.110
Weighted average long call strike price per Bbl(b)      $    26.730

----------
(a)  See Note 8 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to hedging activities.
(b) The strike prices are based on prices of either a NYMEX Henry hub or Permian Basin hub.
(c) The basis differential relates to the spread between the NYMEX price and the Waha West Texas price.

          Enron Bankruptcy

          In the fourth quarter of 2001, Pure and many other parties were affected by the bankruptcy of Enron Corp. and subsidiaries. Pure had various natural gas and crude oil swaps with certain Enron subsidiaries. As a result of the Enron bankruptcy, Pure terminated its derivative contracts with Enron. At the termination date of the contracts, Enron's subsidiaries owed Pure a net receivable of approximately $2.0 million. Due to the uncertainty of collecting this amount, Pure wrote-off the majority of the amount due from Enron. Enron's bankruptcy has caused Pure and many other parties to re-examine their exposure to credit risk and take additional measures to protect themselves in the future.

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

                                    2004        2005      2011      Total     Fair Value
                                  ---------   -------   --------   --------   ----------
                                         (in thousands, except interest rates)
Debt(a):

Variable rate debt:

    Five-Year Revolver(b)          $     --   $56,500   $     --   $ 56,500    $ 56,500
       Average interest rate             --%     2.75%        --%

    Three-Year Revolver(b)         $157,500   $    --   $     --   $157,500    $157,500
       Average interest rate           2.85%       --%        --%

    Working Capital Revolver(b)    $     --   $    --   $     --   $     --    $     --
       Average interest rate             --%     0.00%        --%

Fixed rate debt:

    Senior Notes                   $     --   $    --   $350,000   $350,000    $335,682
       Interest rate                     --%       --%     7.125%

----------

(a)  See Note 3 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to debt.
(b) Lenders are The JPMorgan Chase Bank, First Union National Bank and BNP Paribas among others and all borrowings are unsecured.

     Interest Rate Swaps:

          At March 31, 2002, Pure had an interest rate swap, acquired in the Hallwood merger, as set forth below:

            Period                   Notional Amount   Fixed Price
----------------------------------   ---------------   -----------
               2002                    $37,500,000        5.23%
               2003                    $37,500,000        5.23%
Two months ended February 29, 2004     $37,500,000        5.23%

          Pure pays the fixed rate and receives a LIBOR floating rate. At March 31, 2002, the fair value of the interest rate swap was a liability of approximately $941,000.

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

          As of March 31, 2002, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2001.

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

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

          10.1 Letter Agreement dated April 23, 2002 related to the Business Opportunities Agreement dated as of December 13, 1999, by and among Union Oil Company of California, Pure Resources, Inc., TRH, Inc., and Titan Exploration, Inc.

(b) Reports Submitted on Form 8-K:

          None.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PURE RESOURCES, INC.


                                   By: /s /Jack Hightower
                                       -----------------------------------------
                                       Jack Hightower
                                       President and Chief Executive Officer


                                   By: /s/ William K. White
                                       -----------------------------------------
                                       William K. White
                                       Vice President - Finance and
                                          Chief Financial Officer

Date: May 14, 2002