Form 10-K/A
period 2001-12-31
PURE RESOURCES INC
filed 2002-08-05
CIK 1109860

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 Amendment No. 1

                                   ----------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from        to
                                              -------   --------

                        Commission File Number: 001-15899

                              PURE RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              74-2952918
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

           500 West Illinois
             Midland, Texas                                         79701
(Address of principal executive offices)                         (Zip Code)

                                 (915) 498-8600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

          As of March 1, 2002, the Registrant had outstanding 50,183,372 shares of common stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 1, 2002, as reported on the New York Stock Exchange was approximately $293,676,520.

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

================================================================================

                     Form 10-K/A Amendment No. 1 Explanation

          On January 1, 2002, Pure adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In March 2002, Pure sold assets in the Permian Basin region for $23 million, subject to adjustments. These properties represented an insignificant portion of the value of Pure's reserves. In accordance with SFAS No. 144, Pure is required to reflect this disposition of assets as discontinued operations. Pure is filing this Form 10-K/A Amendment No. 1 to present the financial statements and related data to reflect the discontinued operations. See Note 22 of Notes to Consolidated Financial Statements for additional information.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                     PART I

Item 1.   Business........................................................................................     4

Item 2.   Properties......................................................................................    11

Item 3.   Legal Proceedings ..............................................................................    16

Item 4.   Submission of Matters to a Vote of Security Holders.............................................    17

Officers and Directors of the Registrant..................................................................    17

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........................    20

Item 6.   Selected Financial Data.........................................................................    21

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    24

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................................    53

Item 8.   Financial Statements and Supplementary Data.....................................................    57

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    57

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............................................    58

Item 11.  Executive Compensation..........................................................................    58

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................    58

Item 13.  Certain Relationships and Related Party Transactions............................................    58

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................    59

          Glossary of Oil and Gas Terms...................................................................    65

          Signatures......................................................................................    68

Index to Consolidated Financial Statements................................................................   F-1

                              PURE RESOURCES, INC.

                2001 ANNUAL REPORT ON FORM 10-K/A Amendment No. 1

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

          In 2000 and 1999, sales to Union Oil and its affiliates, accounted for approximately 37%, and 83% of total oil and gas revenues, respectively. Pure has not entered into any long term oil and gas purchase agreements with Union Oil.

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

                              Oil and     Natural     Future       SEC 10%
                             Condensate     Gas         Net       Present
       Region                  (MBbl)      (MMcf)    Revenues      Value
--------------------------   ----------   -------   ----------   ----------
                                          (dollars in thousands)
Permian Basin.............     72,852     584,473   $1,264,389   $  681,789
San Juan Basin............      1,583     291,631      424,127      213,306
Gulf of Mexico............        510      30,544       64,045       48,943
Gulf Coast and other......      5,604      79,083      205,810      136,667
                               ------     -------   ----------   ----------
                               80,549     985,731   $1,958,371   $1,080,705
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

                                                                          December 31,
                                                                     -----------------------
                                                                        2001         2000
                                                                     ----------   ----------
                                                                     (dollars in thousands)
Estimated proved reserves:
   Oil and condensate (MBbls).....................................       80,549       72,606
   Gas (MMcf).....................................................      985,730      662,357
   MBOE (6 Mcf per Bbl)...........................................      244,837      182,999
Proved developed reserves as a percentage of proved reserves......           80%          81%
SEC 10% present value.............................................   $1,080,704   $2,807,618
Standardized measure of discounted future net cash flows..........   $  883,852   $1,896,144

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

Productive Wells and Acreage

          Productive Wells

          The following table sets forth Pure's productive wells as of December 31, 2001:

                                                 Actual
                                             -------------
                                             Gross    Net
                                             -----   -----

                           Oil Wells......   4,521   2,497
                           Gas Wells......   1,532     744
                                             -----   -----
                              Total.......   6,053   3,241
                                             =====   =====

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

                      Developed            Undeveloped                Total
                  -----------------   ---------------------   ---------------------
                   Gross      Net       Gross        Net        Gross        Net
                  -------   -------   ---------   ---------   ---------   ---------
Leasehold......   784,688   356,291   1,373,712     854,488   2,158,400   1,210,779
Minerals.......     1,887       203   6,089,058   3,193,942   6,090,945   3,194,145
Other..........    28,100     1,713       1,730           8      29,830       1,721
                  -------   -------   ---------   ---------   ---------   ---------
Total..........   814,675   358,207   7,464,500   4,048,438   8,279,175   4,406,645
                  =======   =======   =========   =========   =========   =========

Drilling Activities

          The following table sets forth the drilling activity for the periods presented.

                                  2001            2000           1999
                              -------------   ------------   ------------
                              Gross    Net    Gross   Net    Gross   Net
                              -----   -----   -----   ----   -----   ----
Exploratory:
   Productive .............    75.0    48.6    15.0    7.7    1.0     1.0
   Dry ....................    18.0    11.8    10.0    6.1    2.0     2.0
                              -----   -----   -----   ----   ----    ----
      Total ...............    93.0    60.4    25.0   13.8    3.0     3.0
                              =====   =====   =====   ====   ====    ====

Development:
   Productive .............   154.0    80.7    95.0   37.4   27.0    14.5
   Dry ....................      --      --      --     --     --      --
                              -----   -----   -----   ----   ----    ----
      Total ...............   154.0    80.7    95.0   37.4   27.0    14.5
                              =====   =====   =====   ====   ====    ====

Total:
   Productive .............   229.0   129.3   110.0   45.1   28.0    15.5
   Dry ....................    18.0    11.8    10.0    6.1    2.0     2.0
                              -----   -----   -----   ----   ----    ----
      Total ...............   247.0   141.1   120.0   51.2   30.0    17.5
                              =====   =====   =====   ====   ====    ====

          At December 31, 2001, Pure had 25 gross wells (14.5 net wells) being drilled and not included in the above table.

Net Production, Unit Prices and Costs

          The following table presents certain information with respect to oil and gas production, prices and costs attributable to all oil and gas property interests owned by Pure for the periods presented (a):

                                                                    Year ended December 31,
                                                                 -----------------------------
                                                                   2001       2000      1999
                                                                 --------   --------   -------
Production:
   Oil and condensate (MBbls) ................................      7,822      5,171     3,659
   Natural gas (MMcf) ........................................     81,875     38,610    28,899
   Total (MBOE) ..............................................     21,468     11,606     8,476

Average daily production:
   Oil and condensate (Bbls) .................................     21,430     14,128    10,026
   Natural gas (Mcf) .........................................    224,315    105,492    79,175
   Total (BOE) ...............................................     58,816     31,710    23,222

Average sales price per unit (including effects of hedging):
   Oil and condensate (per Bbl) ..............................   $  23.61   $  29.03   $ 17.66
   Natural gas (per Mcf) .....................................   $   3.58   $   3.41   $  1.68
   Total (per BOE) ...........................................   $  22.27   $  24.29   $ 13.36

Expenses per BOE:
   Production costs, excluding production and other taxes ....   $   3.87   $   4.06   $  3.81
   Production and other taxes ................................   $   1.64   $   1.89   $  1.01
   General and administrative ................................   $   1.24   $   1.06   $  0.92
   Depletion, depreciation and amortization ..................   $   6.70   $   3.86   $  3.79

----------
(a) The operating data does not include the effects of the operating results for the assets presented as discontinued operations as discussed in Note 22 of Notes to Consolidated Financial Statements. The production from the properties associated with the discontinued operations, not included in the table, were 741 and 477 BOE per day in 2001 and 2000, respectively. There were no results of operations related to the discontinued operations in 1999, as the sold properties were acquired in the Titan merger.

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

(c)  Inapplicable.

(d)  Inapplicable

OFFICERS AND DIRECTORS OF REGISTRANT

          The following individuals are the current officers and directors of
Pure:

Name                            Age   Position
Jack D. Hightower............    53   President, Chief Executive Officer and Chairman of the Board
George G. Staley.............    67   Executive Vice President - Exploration and Director
William K. White.............    59   Vice President - Finance and Chief Financial Officer
Gary M. Dupriest.............    44   Vice President - Operations
Dan P. Colwell...............    57   Vice President - Acquisitions, Divestitures and Land
Thomas H. Moore..............    57   Vice President - Business Development
Rodney L. Woodard............    46   Vice President - Reserves and Evaluation
John L. Benfatti.............    56   Vice President - Finance and Controller
Susan D. Rowland.............    41   Vice President - Administration and Corporate Secretary
Darin G. Holderness..........    38   Assistant Controller
Darrell D. Chessum...........    52   Director
Keith A. Covington...........    38   Director
Graydon H. Laughbaum, Jr.....    62   Director
Timothy H. Ling..............    44   Director
HD Maxwell...................    70   Director
Herbert C. Williamson, III...    53   Director

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

          HD Maxwell has served as a director of Pure since May 2000. Prior to retiring in 1993, he served as Chairman of Union Oil Company of Great Britain from 1992. Prior to 1992, he served in several management positions with Unocal Corporation. From 1988 to 1992, Mr. Maxwell was the President of Union Oil's North American Oil and Gas Division. He served as Vice President of Union Oil's Western Region from 1987 to 1988 and as Vice President of the Central Region from 1985 to 1987. He served as Vice President of the MEA Region from 1983 to 1985. During the period from 1976 to 1983, he was the President and Managing Director of Union Oil Company of Great Britain. Mr. Maxwell joined Union Oil in 1960 as a Reservoir Engineer.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Pure's common stock has been publicly traded on the New York Stock Exchange "PRS" since May 26, 2000. The following table summarizes the high and low reported sales prices on NYSE for each quarterly period presented below:

                                                   Common Stock
                                                  ---------------
                                                   High     Low
                                                  ------   ------

2000:
Second Quarter (Trading began May 26, 2000) ...   $20.94   $13.88
Third Quarter .................................   $21.19   $14.88
Fourth Quarter ................................   $21.19   $16.19

2001:
First Quarter .................................   $22.50   $18.13
Second Quarter ................................   $25.30   $17.60
Third Quarter .................................   $20.55   $15.00
Fourth Quarter ................................   $20.50   $15.04

2002:
First Quarter (through March 1, 2002) .........   $20.68   $19.37

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

                                                                                    Year Ended December 31,
                                                                   -------------------------------------------------------
                                                                    2001 (a)     2000 (b)     1999       1998       1997
                                                                   ----------   ---------   --------   --------   --------
                                                                         (dollars in thousands, except per unit data)
Statement of Operations Data:
   Total revenues ..............................................   $  484,459   $ 283,442   $114,125   $106,850   $138,190
   Expenses:
      Oil and gas production ...................................       83,033      47,130     32,268     39,430     36,538
      Production and other taxes ...............................       35,298      21,888      8,579      8,881     11,621
      General and administrative ...............................       26,655      12,281      7,836      7,674      8,264
      Amortization of deferred compensation ....................        1,518      15,386         --         --         --
      Exploration and abandonment ..............................       54,766      19,883      6,491      3,623      1,358
      Depletion, depreciation and amortization .................      143,815      44,785     32,133     33,139     37,552
      Impairment of long-lived assets ..........................           --          --        345      7,387      9,562
                                                                   ----------   ---------   --------   --------   --------
         Total expenses ......................................        345,085     161,353     87,652    100,134    104,895
                                                                   ----------   ---------   --------   --------   --------
   Operating income ............................................      139,374     122,089     26,473      6,716     33,295
      Interest expense .........................................      (28,308)     (4,396)        --         --         --
      Other income (expense) ...................................        4,313      (2,455)        --        106         58
      Income taxes expense .....................................      (33,744)    (34,066)    (8,685)    (1,780)   (11,180)
      Minority interest ........................................       (1,445)         --         --         --         --
                                                                   ----------   ---------   --------   --------   --------
   Income from continuing operations ...........................       80,190      81,172     17,788      5,042     22,173
      Discontinued operations, net of tax ......................        1,170       1,688         --         --         --
                                                                   ----------   ---------   --------   --------   --------
   Net income ..................................................   $   81,360   $  82,860   $ 17,788   $  5,042   $ 22,173
                                                                   ==========   =========   ========   ========   ========

   Income from continuing operations per share - basic .........   $     1.60   $    1.89   $   0.54   $   0.15   $   0.68
   Net income per common share - basic .........................   $     1.62   $    1.93   $   0.54   $   0.15   $   0.68
   Income from continuing operations per share - diluted .......   $     1.57   $    1.86   $   0.54   $   0.15   $   0.68
   Net income per common share - diluted .......................   $     1.59   $    1.90   $   0.54   $   0.15   $   0.68
   Weighted average equivalent common shares outstanding .......       50,108      42,835     32,709     32,709     32,709
Other Data:
   Net cash provided by (used in):
      Operating activities (c) .................................   $  308,294   $ 143,101   $ 58,403   $ 47,117   $ 63,388
      Investing activities .....................................     (739,530)   (100,051)   (19,113)   (41,892)   (21,982)
      Financing activities .....................................      433,504     (39,725)   (39,290)    (5,225)   (41,106)
   Net settlements with owner (c) ..............................       (2,948)     15,844     39,290      5,225     41,106
   EBITDAX (d) .................................................      314,167     185,854     65,505     50,865     81,767
   Capital expenditures ........................................      743,932     104,734     19,427     42,612     23,295

Consolidated Operating Data:
   Production:
      Oil and condensate (MBbls) ...............................        7,822       5,171      3,659      3,991      4,021
      Natural gas (MMcf) .......................................       81,875      38,610     28,899     29,962     28,367
      Total (MBOE) .............................................       21,468      11,606      8,476      8,985      8,749
   Average Sales Prices Per Unit (including effects of hedging):
      Oil and condensate (per Bbl) .............................   $    23.61   $   29.03   $  17.66   $  13.18   $  18.69
      Natural gas (per Mcf) ....................................         3.58        3.41       1.68       1.78       2.21
      Total (per BOE) ..........................................        22.27       24.29      13.36      11.76      15.78
   Expenses per BOE:
      Production costs, excluding production and other taxes:      $     3.87   $    4.06   $   3.81   $   4.39   $   4.20
      Production and other taxes ...............................         1.64        1.89       1.01       0.99       1.32
      General and administrative ...............................         1.24        1.06       0.92       0.85       0.96
      Depletion, depreciation and amortization .................         6.70        3.86       3.79       3.69       4.32
Consolidated Balance Sheet Data (at period end):
   Cash and cash equivalents ...................................   $    5,593   $   3,325   $     --   $     --   $     --
   Total assets ................................................    1,434,808     719,115    294,690    311,270    307,826
   Long-term obligations .......................................      586,703      68,000         --         --         --
   Stockholders' equity and owner's net investment .............      488,083     377,786    202,624    224,126    224,309

----------
(a) In 2001 and 2000, amounts reflect the discontinued operations associated with assets sold in March 2002 and Pure's adoption of SFAS No. 144 on January 1, 2002. See Note 22 of Notes to Consolidated Financial Statements for additional information. There were no results of operations for the discontinued operations in 1999, 1998 and 1997.
(b) Pure completed the International Paper transaction in January 2001 and the Hallwood merger in May 2001. The International Paper transaction and Hallwood merger were accounted for as purchase business combinations. Accordingly, the results of operations since February 2001 reflect the impact of the International Paper transaction and since May 2001 reflect the impact of the Hallwood merger. Pure adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.
(c) Pure completed the Titan merger in May 2000. This transaction was accounted for as a purchase of Titan. Accordingly, the results of operations since the Titan merger reflect the impact of the purchase.
(d) The effect of certain working capital changes are included in net settlements with owners for 1999 through 1997.
(e) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of property, plant and equipment, exploration expense and dry hole costs, and other noncash items to income from continuing operations. EBITDAX is not intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDAX is included herein because management believes that investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly titled figures for such other companies.

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

Employment/Severance Arrangements

          Put Right

          Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,811,107 Pure shares held subject to the put right at December 31, 2001). At December 31, 2001, with the net asset value per share of $17.54, Pure's obligation to purchase this common stock was approximately $49.3 million.
..    Acquired by the officer pursuant to exercise of stock options currently held or granted in the future, (see Note 11 of Notes to Consolidated Financial Statements for the shares underlying the stock option subject to the put right at December 31, 2001 and the applicable exercise prices). At December 31, 2001, there were 4,120,570 stock options subject to the put right, of which 3,449,068 had exercise prices that were less than the net asset value per share of $17.54 at December 31, 2001. Pure would receive proceeds of approximately $40.0 million if the 3,449,068 of stock options were exercised and Pure's obligation to purchase the 3,449,068 shares, at the net asset value per share of $17.54 at December 31, 2001, was approximately $60.5 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at December 31, 2001 was approximately $20.5 million.

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

Operating Data

          The following sets forth Pure's historical operating data (a):

                                                                         Year ended December 31,
                                                                      -----------------------------
                                                                        2001       2000       1999
                                                                      --------   --------   -------
Production:
   Oil and condensate (MBbls)......................................      7,822      5,171     3,659
   Natural gas (MMcf)..............................................     81,875     38,610    28,899
   Total (MBOE)....................................................     21,468     11,606     8,476

Average daily production:
   Oil and condensate (Bbls).......................................     21,430     14,128    10,026
   Natural gas (Mcf)...............................................    224,315    105,492    79,175
   Total (BOE).....................................................     58,816     31,710    23,222

Average sales price per unit (excluding effects of hedging):
   Oil and condensate (per Bbl)....................................   $  23.55   $  29.61   $ 17.66
   Natural gas (per Mcf)...........................................   $   3.37   $   3.48   $  1.68
   Total (per BOE).................................................   $  21.44   $  24.78   $ 13.36

Average sales price per unit (including effects of hedging):
   Oil and condensate (per Bbl)....................................   $  23.61   $  29.03   $ 17.66
   Natural gas (per Mcf)...........................................   $   3.58   $   3.41   $  1.68
   Total (per BOE).................................................   $  22.27   $  24.29   $ 13.36

Expenses per BOE:
   Production costs, excluding production and other taxes..........   $   3.87   $   4.06   $  3.81
   Production and other taxes......................................   $   1.64   $   1.89   $  1.01
   General and administrative......................................   $   1.24   $   1.06   $  0.92
   Depletion, depreciation and amortization........................   $   6.70   $   3.86   $  3.79

----------
(a) The operating data does not include the effects of the operating results for the assets presented as discontinued operations as discussed in Note 22 of Notes to Consolidated Financial Statements. The production from the properties associated with the discontinued operations, not included in the table, were 741 and 477 BOE per day in 2001 and 2000, respectively. There were no results of operations related to the discontinued operations in 1999, as the sold properties were acquired in the Titan merger.

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

          Years ended 2001 as compared to 2000

          Pure's revenues from the sale of oil and natural gas were $184.7 million and $293.4 million for 2001 and $150.1 million and $131.8 million for 2000, respectively. Including the effects of hedging, compared with 2000, Pure's 2001 average oil sales prices decreased by $5.42 per Bbl, or 19%, while average gas sales prices increased by $0.17 per Mcf, or 5%. The increase in production of 9,862 MBOE in 2001 is primarily the result of the Titan merger, International Paper transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The Titan, International Paper transaction and Hallwood properties contributed approximately 8,792 MBOE of production in 2001.

          Pure's oil and gas production expenses, excluding production and other taxes, were $83.0 million ($3.87 per BOE) and $47.1 million ($4.06 per BOE) for 2001 and 2000, respectively. Production expenses increased $35.9 million, which is the result of (a) production costs from the Titan properties of $9.6 million, International Paper transaction properties of $11.3 million and Hallwood merger properties of $12.6 million (b) significant increases in the costs of services and products and (c) decrease of $900,000 between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production costs may be more readily seen as general and administrative costs by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative costs.

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

          Production and other taxes were $35.3 million ($1.64 per BOE) and $21.9 million ($1.89 per BOE) for 2001 and 2000, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased revenues from the assets in the Titan merger, International Paper transaction and the Hallwood merger.

          General and administrative expenses were $26.7 million ($1.24 per BOE) and $12.3 million ($1.06 per BOE) for 2001 and 2000, respectively. General and administrative expenses increased as a result of (a) the Titan merger, the International Paper transaction and Hallwood merger, (b) subsequent to the Titan merger, the classification of certain costs as general and administrative versus production expense, and (c) offset by a $1.4 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

          Depletion, depreciation, and amortization expense ("DD&A") was $143.8 million ($6.70 per BOE) and $44.8 million ($3.86 per BOE) for 2001 and 2000, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the Titan merger, the International Paper transaction, the Hallwood merger and Pure's capital program for 2001. The increase in the per unit amount is primarily attributable to (a) the per unit acquisition costs from the International Paper transaction and Hallwood merger and (b) the downward revision in proved reserves as a result of a decrease in the underlying oil and gas prices.

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

          Income tax expense was $33.7 million and $34.1 million for 2001 and 2000, respectively. Income tax expense decreased, primarily, due to (a) decreased earnings between periods, (b) a $2.6 million adjustment made in 2001 related to Pure's 2000 income taxes as previously reported in 2000 and (c) a reduction in Pure's expected effective tax rate in 2001 as compared to 2000.

          In the first quarter of 2002, Pure sold properties located in the Permian Basin region for approximately $23 million, subject to adjustments, which resulted in a gain of approximately $617,000. As a result of selling these properties, Pure was required to reflect this disposition of assets as discontinued operations under the provisions of SFAS No. 144. In 2001 and 2002, the results of operations, before income taxes, from these assets was approximately $1.8 million and $2.6 million, respectively.

          Years ended 2000 as compared to 1999

          Pure's revenues from the sale of oil and natural gas were $150.1 million and $131.8 million for 2000 and $64.6 million and $48.6 million for 1999, respectively. Including the effects of hedging, compared with 1999, Pure's 2000 average oil sales prices increased by $11.37 per Bbl, or 64%, while average gas sales prices increased by $1.73 per Mcf, or 103%. The increase in production of 3,130 MBOE in 2000 is primarily the result of the Titan merger, offset by normal production declines. The historical Titan properties contributed approximately 3,383 MBOE of production in 2000.

          Pure's oil and gas production expenses, excluding production and other taxes, were $47.1 million ($4.06 per BOE) and $32.3 million ($3.81 per BOE) for 2000 and 1999, respectively. Production expenses increased $14.9 million, which is the result of (a) production costs from the Titan properties of $17.5 million, (b) an increase of $4.9 million in special well repair expenditures between periods, and (c) decrease of $2.7 million between periods in Union Oil's indirect costs. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs. As a result of the merger and new management of all of Pure properties, there have been certain fundamental changes in how the assets are managed. Certain costs that a major oil company, such as Union Oil, treated as production costs may be more readily seen as general and administrative costs by an independent oil company, such as Pure. Accordingly, certain costs will be reflected in general and administrative costs.

          Production and other taxes were $21.9 million ($1.89 per BOE) and $8.6 million ($1.01 per BOE) for 2000 and 1999, respectively. The increase in production and other taxes is primarily attributable to increase in oil and gas revenues associated with increased commodity prices and the revenues from the assets in the Titan merger.

          General and administrative expenses were $12.3 million ($1.06 per BOE) and $7.8 million ($.92 per BOE) for 2000 and 1999, respectively. General and administrative expenses increased as a result of (a) the Titan merger and (b) subsequent to merger, the classification of certain costs as general and administrative versus production costs as described above, with the increase partially offset by a $5.8 million decrease in Union Oil's indirect costs between periods. As of the date of the Titan merger, Pure no longer incurs Union Oil's indirect costs.

          Depletion, depreciation, and amortization expense ("DD&A") was $44.8 million ($3.86 per BOE) and $32.1 million ($3.79 per BOE) for 2000 and 1999, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the Titan properties since May 31, 2000.

          Pure's exploration and abandonment expense was $19.9 million and $6.5 million for 2000 and 1999, respectively. The $13.4 million increase in exploration expenses is primarily related to (a) increase in geological and geophysical staff and related costs as a result of the Titan merger, (b) dry hole costs increased $10.4 million between the periods due to increased exploratory drilling activity in 2000 and (c) offset by a $1.9 million decrease in Union Oil's indirect costs between periods.

          In 2000, Pure had interest expense due to assuming the debt of Titan and the establishment of the new credit facility.

          Other expense primarily relates to transitional type costs associated with the Titan merger and the Contribution and to certain costs of Union Oil directly related to the Titan merger.

           Income tax expense was $34.1 million and $8.7 million for 2000 and 1999, respectively. Income tax expense increased due to increased earnings between periods.

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

                                             Year ended December 31,
                                          -----------------------------
                                            2001       2000      1999
                                          --------   --------   -------
                                            (in thousands of dollars)
                Property acquisition:
                   Proved                 $598,093   $245,314   $   676
                   Unproved                 62,404     20,416        88
                Exploration                141,351     39,206     4,519
                Development                115,541     47,251    17,256
                                          --------   --------   -------
                   Total costs incurred   $917,389   $352,187   $22,539
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

          At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum. At December 31, 2001, Pure is paying .80% margin on its Eurodollar tranches.

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

          In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Pure adopted the SFAS No. 144 on January 1, 2002. Pure believes that the impact from SFAS No. 144 on Pure's financial position and results of operations should not be significantly different than those from SFAS No. 121, except as to the reporting of asset disposals related to discontinued operations. In March 2002, Pure sold assets in the Permian Basin region for $23 million, subject to adjustments. These properties represented an insignificant portion of the value of Pure's reserves. In accordance with SFAS No. 144, Pure is required to reflect this disposition of assets as discontinued operations. Pure is filing this Form 10-K/A Amendment No. 1 to present the financial statements and related data to reflect the discontinued operations. See Note 22 of Notes to Consolidated Financial Statements for additional information.

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

Statement of Operations Data
                                           Year ended December 31,
                                           -----------------------
                                              2001        2000
                                            ---------   ---------

Total revenues                              $ 533,376   $ 522,969
Oil and gas production costs                  (90,142)    (80,563)
Production and other taxes                    (38,777)    (35,114)
General and administrative expenses           (30,714)    (32,426)
Amortization of deferred compensation         (10,787)    (11,067)
Exploration and abandonment costs             (56,605)    (32,613)
Depreciation, depletion and amortization     (159,866)   (132,729)
Other expenses, net                           (32,320)    (46,203)
Income tax expense                            (39,958)    (53,290)
Minority interest                              (1,667)     (1,603)
Discontinued operations, net of tax             1,170       1,688
                                            ---------   ---------
   Net income                               $  73,710   $  99,049
                                            =========   =========
EBITDAX (a)                                 $ 348,038   $ 361,553
                                            =========   =========

          These pro forma amounts differ from those disclosed in Note 5 of the Notes to the Consolidated Financial Statements, due to the elimination of merger costs incurred by Pure in 2000.

----------
(a) EBITDAX as used herein is calculated by adding interest expense, income taxes, depletion, depreciation and amortization, impairment of long-lived assets, restructuring costs, amortization of deferred compensation, exploration and abandonment costs, and other noncash items to income from continuing operations. EBITDAX is included herein because management believes that investors find it to be a useful analytical tool. Other companies may calculate EBITDAX differently, and we cannot assure you that such figures are comparable with similarly titled figures for such other companies.

Operational Data

                                                               Year ended December 31,
                                                               -----------------------
                                                                    2001      2000
                                                                  -------   -------
Production:
   Oil and condensate (MBbls)...............................        8,103     7,758
   Natural gas (MMcf).......................................       89,861    89,676
   Total (MBOE).............................................       23,080    22,704

Average sales price per unit (including effects of hedging):
   Oil and condensate (per Bbl).............................      $ 23.71   $ 27.71
   Natural gas (per Mcf)....................................      $  3.69   $  3.34
   Total (per BOE)..........................................      $ 22.69   $ 22.65

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

                                                           2002       Fair Value
                                                        -----------   ----------

Natural Gas Hedge Derivatives (a):

Collar option contracts:
Notional volumes (MMBtu)                                 19,092,000   $3,406,858

Weighted average long put strike price per MMBtu (b)    $     2.778
Weighted average short call strike price per MMBtu (b)  $     3.340

Crude Oil Hedge Derivatives (a):

Collar option contracts:
Notional Volume (Bbls)                                      373,000   $1,296,316
Weighted average long put strike price per Bbl (b)      $    24.050
Weighted average short call strike price per Bbl (b)    $    27.710

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

                                    2004       2005      2011       Total    Fair Value
                                  --------   -------   --------   --------   ----------
                                           (in thousands, except interest rates)
Debt (a):

Variable rate debt:

   Five-Year Revolver (b)         $     --   $58,000   $     --   $ 58,000    $ 58,000
      Average interest rate             --%     4.71%        --%

   Three-Year Revolver (b)        $175,000   $    --   $     --   $175,000    $175,000
      Average interest rate           2.88%       --%        --%

   Working Capital Revolver (b)   $     --   $ 6,200   $     --   $  6,200    $  6,200
      Average interest rate             --%     3.73%        --%

Fixed rate debt:

   Senior Notes                   $     --   $    --   $350,000   $350,000    $335,440
      Interest rate                     --%       --%     7.125%

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

          On January 1, 2002, Pure adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In March 2002, Pure sold assets in the Permian Basin region for $23 million, subject to adjustments. These properties represented an insignificant portion of the value of Pure's reserves. In accordance with SFAS No. 144, Pure is required to reflect this disposition of assets as discontinued operations. Pure is filing this Form 10-K/A Amendment No. 1 to present the financial statements and related data to reflect the discontinued operations. See Note 22 of Notes to Consolidated Financial Statements for additional information.

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

(a)  1. Consolidated Financial Statements:

     See Index to Consolidated Financial Statements on page F-1

     2. Financial Statement Schedules:

     See Index to Consolidated Financial Statements on page F-1

     3. Exhibits: The following documents are filed as exhibits to this report:

Exhibit
Number                            Description of Document
-------                           -----------------------

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

10.7 Letter Agreement, dated March 29, 2001, related to the Business Opportunities Agreement dated as of December 13, 1999, by and among Union Oil Company of California, Pure Resources, Inc., TRH, Inc., and Titan Exploration, Inc. (filed as Exhibit 10.7 to Pure's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

10.31 Consent and Waiver Letter, dated April 27, 2001, to the Credit Agreements dated September 29, 2000, among Pure Resources, Inc., the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent and First Union National Bank, as Syndication Agent (filed as
          Exhibit 10.31 to Pure's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

10.33 Credit Agreement, dated November 20, 2001, among Pure Resources, Inc., the Lender's party thereto, JPMorgan Chase Bank, as Administrative Agent and First Union National Bank and BNP Paribas as Co-Syndication Agents (filed as Exhibit 10.33 to Pure's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

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

21.1 Subsidiaries of the Registrant (filed as Exhibit 21.1 to Pure's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference).

23.1      Consent of KPMG LLP, independent auditors.

23.2      Consent of PricewaterhouseCoopers LLP, independent accountants.

23.3      Consent of Netherland, Sewell & Associates, Inc.

23.4      Consent of Ryder Scott Company.

23.5      Consent of Gary M. Dupriest.

23.6      Consent of Twatchman Snyder & Byrd, Inc.

99.1      Certification of Chief Executive Officer

99.2      Certification of Chief Financial Officer

----------
* Represents a management contract or compensatory plan arrangement.

(b)  No matters were reported during the fourth quarter of 2001.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of July 29, 2002.

                                    PURE RESOURCES, INC.

                                    Registrant


                                    By: /s/ Jack Hightower
                                        ----------------------------------------
                                        Jack Hightower
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of July 29, 2002, by the following persons on behalf of the Registrant and in the capacity indicated.


/s/ Jack Hightower
---------------------------------------------------
Jack Hightower
President, Chief Executive Officer and Chairman
of the Board of Directors


/s/ George G. Staley
---------------------------------------------------
George G. Staley
Executive Vice President, Exploration and Director


/s/ William K. White
---------------------------------------------------
William K. White
Vice President, Finance and Chief Financial Officer


/s/ Darrell D. Chessum
---------------------------------------------------
Darrell D. Chessum
Director


/s/ Keith A. Covington
---------------------------------------------------
Keith A. Covington
Director


/s/ Graydon H. Laughbaum, Jr.
---------------------------------------------------
Graydon H. Laughbaum, Jr.
Director

/s/ Timothy H. Ling
---------------------------------------------------
Timothy H. Ling
Director


/s/ Hd Maxwell
---------------------------------------------------
HD Maxwell
Director


/s/ Herbert C. Williamson, III
---------------------------------------------------
Herbert C. Williamson, III
Director

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


                                    KPMG LLP

Midland, Texas
February 14, 2002, except for
   Note 22, which is dated
   July 26, 2002

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


PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2000

                              Pure Resources, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                                     ASSETS
                                                                                December 31,   December 31,
                                                                                    2001           2000
                                                                                ------------   ------------
Current assets:
   Cash and cash equivalents                                                     $    5,593     $    3,325
   Accounts receivable:
      Oil and gas                                                                    54,946         46,749
      Other                                                                          11,227          1,702
   Fair value of derivatives (Note 16)                                                4,918             --
   Prepaid expenses and other current assets                                          1,761            883
                                                                                 ----------     ----------
         Total current assets                                                        78,445         52,659
                                                                                 ----------     ----------

Property, plant and equipment, at cost:
   Oil and gas properties, using the successful efforts method of accounting:
      Proved properties                                                           1,957,723      1,140,209
      Unproved properties                                                            64,051         21,743
   Accumulated depletion, depreciation and amortization                            (714,415)      (577,532)
                                                                                 ----------     ----------
                                                                                  1,307,359        584,420
                                                                                 ----------     ----------
Other property and equipment, net                                                    16,629          6,449
Deferred compensation (Note 6)                                                       14,982         63,903
Receivables for under-delivered gas                                                   5,853         10,274
Other assets, net                                                                    11,540          1,410
                                                                                 ----------     ----------
                                                                                 $1,434,808     $  719,115
                                                                                 ==========     ==========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             December 31,   December 31,
                                                                                 2001           2000
                                                                             ------------   ------------
Current liabilities:
   Accounts payable and accrued liabilities:
      Trade                                                                   $   60,713      $ 18,228
      Fair value of derivatives and deferred commodity hedges (Note 16)              620         6,781
      Other (Note 18)                                                             52,518        25,125
                                                                              ----------      --------
         Total current liabilities                                               113,851        50,134
                                                                              ----------      --------

Long-term debt                                                                   586,703        68,000

Liabilities for over-delivered gas                                                11,325        17,791

Accrued abandonment, restoration and environmental liabilities                    22,611        14,331

Fair value of derivatives (Note 16)                                                  721            --

Deferred income taxes                                                            135,269        55,456

Common stock subject to repurchase (Note 6)                                       69,800       135,617

Minority interest                                                                  6,445            --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none
      issued and outstanding                                                          --            --
   Common stock, $.01 par value, 200,000,000 shares authorized; 50,175,777 and 50,037,402 shares issued and outstanding at December 31, 2001
      and 2000, respectively                                                         502           500
   Additional paid-in capital                                                    345,310       326,827
   Notes receivable - affiliates                                                  (7,377)       (6,952)
   Deferred compensation (Note 6)                                                 (1,517)       (2,296)
   Accumulated other comprehensive income                                         10,098            --
   Retained earnings                                                             141,067        59,707
                                                                              ----------      --------
         Total stockholders' equity                                              488,083       377,786
                                                                              ----------      --------
   Commitments and contingencies (Note 6)
                                                                              $1,434,808      $719,115
                                                                              ==========      ========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                            Year Ended December 31,
                                                                        ------------------------------
                                                                          2001       2000       1999
                                                                        --------   --------   --------
Revenues:
   Oil sales                                                            $184,683   $150,131   $ 64,613
   Gas sales                                                             293,394    131,758     48,633
   Other operating                                                         5,551        217        942
   Gain on sale of assets                                                    831      1,336        (63)
                                                                        --------   --------   --------
      Total revenues                                                     484,459    283,442    114,125
                                                                        --------   --------   --------

Expenses:
   Oil and gas production                                                 83,033     47,130     32,268
   Production and other taxes                                             35,298     21,888      8,579
   General and administrative                                             26,655     12,281      7,836
   Amortization of deferred compensation (general and administrative)      1,518     15,386         --
   Exploration and abandonment (Note 19)                                  54,766     19,883      6,491
   Depletion, depreciation and amortization                              143,815     44,785     32,133
   Impairment of long-lived assets                                            --         --        345
                                                                        --------   --------   --------

      Total expenses                                                     345,085    161,353     87,652
                                                                        --------   --------   --------

      Operating income                                                   139,374    122,089     26,473
                                                                        --------   --------   --------

Other income (expense):
   Interest income                                                         1,696        455         --
   Interest expense                                                      (28,308)    (4,396)        --
   Other                                                                   2,617     (2,910)        --
                                                                        --------   --------   --------

      Income before income taxes and minority interest                   115,379    115,238     26,473

Income tax expense                                                       (33,744)   (34,066)    (8,685)

Minority interest                                                         (1,445)        --         --
                                                                        --------   --------   --------

      Income from continuing operations                                   80,190     81,172     17,788
                                                                        --------   --------   --------

Discontinued operations, net of tax (Note 22):
   Income from operations                                                  1,170      1,688         --
   Gain on disposal                                                           --         --         --
                                                                        --------   --------   --------
      Income from discontinued operations                                  1,170      1,688         --
                                                                        --------   --------   --------
      Net income                                                        $ 81,360   $ 82,860   $ 17,788
                                                                        ========   ========   ========

      Income per share from continuing operations - basic               $   1.60   $   1.89   $   0.54
                                                                        ========   ========   ========

      Net income per share - basic                                      $   1.62   $   1.93   $   0.54
                                                                        ========   ========   ========

      Income per share from continuing operations - assuming dilution   $   1.57   $   1.86   $   0.54
                                                                        ========   ========   ========

      Net income per share - assuming dilution                          $   1.59   $   1.90   $   0.54
                                                                        ========   ========   ========

           See accompanying notes to consolidated financial statements

                              Pure Resources, Inc.

   Consolidated Statements of Stockholders' Equity and Owner's Net Investments
                                 (in thousands)

                                Owner's             Additional     Notes
                                  Net      Common    Paid-in     Receivable     Deferred
                              Investment   Stock     Capital     Affiliates   Compensation
                              ----------   ------   ----------   ----------   ------------
Balance, December 31, 1998    $ 224,126     $ --     $     --     $    --       $    --

Net income                       17,788       --           --          --            --
Net settlements with owner      (39,290)      --           --          --            --
                              ---------     ----     --------     -------       -------

Balance, December 31, 1999      202,624       --           --          --            --

Net income                       23,153       --           --          --            --
Assets contributed by Union
   Oil                            4,921       --           --          --            --
Cash transfer from owner
   pursuant to merger            14,528       --           --          --            --
Net settlements with owner      (15,844)      --           --          --            --
Acquisition of Titan
   Exploration, Inc.                 --      173      151,253      (6,706)           --
Amortization of deferred
   compensation                      --       --        2,893          --        (2,893)
Officer severance
   agreements (Note 6)               --       --      (56,925)         --            --
Accrued interest                     --       --           --        (246)           --
Amortization of deferred
   compensation                      --       --           --          --           597
Stock options exercised              --       --          454          --            --
Tax benefit of stock
   options exercised                 --       --           71          --            --
Director and other stock
   awards                            --       --           26          --            --
Transfer of owner's net
   investment and issuance
   of  common stock
   pursuant to the merger      (229,382)     327      229,055          --            --
                              ---------     ----     --------     -------       -------

Balance, December 31, 2000    $      --     $500     $326,827     $(6,952)      $(2,296)

Net income                           --       --           --          --            --
Adoption of SFAS No. 133:            --       --           --          --            --
   SFAS No. 133 transition
      adjustment                     --       --           --          --            --
   SFAS No. 133
      reclassification to
      earnings                       --       --           --          --            --
   SFAS No. 133 net gain
      (loss) on cash flow
      hedges                         --       --           --          --            --

Comprehensive income


Cash transfer from owner
   pursuant to merger                --       --        1,777          --            --
Net settlements with owner           --       --       (2,948)         --            --
Amortization of deferred
   compensation                      --       --           --          --           779
Officer severance
   agreements (Note 6)               --       --       17,635          --            --
Accrued interest                     --       --           --        (425)           --
Stock options exercised              --        2        1,548          --            --
Tax benefit of stock
   options exercised                 --       --          428          --            --
Director and other stock
   awards                            --       --           43          --            --
                              ---------     ----     --------     -------       -------

Balance, December 31, 2001    $      --     $502     $345,310     $(7,377)      $(1,517)
                              =========     ====     ========     =======       =======

                                          Accumulated           Total
                                             Other       Stockholders' Equity
                              Retained   Comprehensive      and Owner's Net
                              Earnings      Income            Investment
                              --------   -------------   --------------------
Balance, December 31, 1998    $     --     $     --            $224,126

Net income                          --                           17,788
Net settlements with owner          --           --             (39,290)
                              --------     --------            --------

Balance, December 31, 1999          --           --             202,624

Net income                      59,707           --              82,860
Assets contributed by Union
   Oil                              --           --               4,921
Cash transfer from owner
   pursuant to merger               --           --              14,528
Net settlements with owner          --           --             (15,844)
Acquisition of Titan
   Exploration, Inc.                --           --             144,720
Amortization of deferred
   compensation                     --           --                  --
Officer severance
   agreements (Note 6)              --           --             (56,925)
Accrued interest                    --           --                (246)
Amortization of deferred
   compensation                     --           --                 597
Stock options exercised             --           --                 454
Tax benefit of stock
   options exercised                --           --                  71
Director and other stock
   awards                           --           --                  26
Transfer of owner's net
   investment and issuance
   of  common stock
   pursuant to the merger           --           --                  --
                              --------     --------            --------

Balance, December 31, 2000    $ 59,707     $     --            $377,786

Net income                      81,360           --              81,360
Adoption of SFAS No. 133:           --      (11,364)            (11,364)
   SFAS No. 133 transition
      adjustment                    --          456                 456
   SFAS No. 133
      reclassification to
      earnings                      --        4,034               4,034
   SFAS No. 133 net gain
      (loss) on cash flow
      hedges                        --       16,972              16,972
                                                               --------
Comprehensive income                                             91,458
                                                               --------

Cash transfer from owner
   pursuant to merger               --           --               1,777
Net settlements with owner          --           --              (2,948)
Amortization of deferred
   compensation                     --           --                 779
Officer severance
   agreements (Note 6)              --           --              17,635
Accrued interest                    --           --                (425)
Stock options exercised             --           --               1,550
Tax benefit of stock
   options exercised                --           --                 428
Director and other stock
   awards                           --           --                  43
                              --------     --------            --------

Balance, December 31, 2001    $141,067     $ 10,098            $488,083
                              ========     ========            ========

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                    2001        2000        1999
                                                                  ---------   ---------   --------
Cash flows from operating activities:
   Net income                                                     $  81,360   $  82,860   $ 17,788
   Adjustment to reconcile net income to net cash provided by operating activities:
         Depletion, depreciation and amortization                   143,815      44,785     32,133
         Impairment of long-lived assets                                 --          --        345
         Amortization of deferred compensation                        1,518      15,386         --
         Amortization of deferred commodity hedges                   (6,781)    (12,497)        --
         Non-cash effect of derivatives                             (19,255)         --         --
         Exploration and abandonments                                37,701      15,228      3,035
         Bad debt expense                                             2,046          --         --
         Gain on sale of assets                                        (831)     (1,336)        63
         Deferred income taxes                                       42,391       7,937      2,074
         Non-cash effect of discontinued operations, net              2,291       1,550
         Other items                                                  1,169        (245)       412
   Changes in assets and liabilities, excluding acquisitions:
         Accounts receivable                                         13,784     (35,894)        --
         Prepaid expenses and other current assets                     (286)        425         --
         Receivables for under-delivered gas                          4,420      (7,393)     1,660
         Other assets                                                (2,039)     (1,484)        --
         Accounts payable and accrued liabilities                    21,709      21,522         --
         Income taxes payable                                        (7,603)      3,299         --
         Liabilities for over-delivered gas                          (7,207)      9,008      1,052
         Other non-current liabilities                                   92         (50)      (159)
                                                                  ---------   ---------   --------
            Total adjustments                                       226,934      60,241     40,615
                                                                  ---------   ---------   --------
            Net cash provided by operating activities               308,294     143,101     58,403
                                                                  ---------   ---------   --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                              (172,970)       (659)        --
   Investment in oil and gas properties                            (559,026)   (102,066)   (19,427)
   Additions to other property and equipment                        (11,936)     (2,009)        --
   Proceeds from sale of assets                                       4,402       1,837        314
   Notes receivable - affiliates                                         --       2,846         --

                                                                  ---------   ---------   --------
            Net cash used in investing activities                  (739,530)   (100,051)   (19,113)
                                                                  ---------   ---------   --------

Cash flows from financing activities:
   Proceeds from  (payments of) revolving debt, net                 171,200     (38,863)        --
   Proceeds from long-term debt                                     347,354          --         --
   Payments of long-term debt                                       (87,436)         --         --
   Exercise of stock options                                          1,550         454         --
   Cash transfer from Union Oil pursuant to merger                    1,777      14,528         --
   Net settlements with Union Oil                                    (2,948)    (15,844)   (39,290)
   Other financing activities                                         2,007          --         --

                                                                  ---------   ---------   --------
            Net cash provided by (used in) financing activities     433,504     (39,725)   (39,290)
                                                                  ---------   ---------   --------

            Net increase in cash and cash equivalents                 2,268       3,325         --

Cash and cash equivalents, beginning of year                          3,325          --         --
                                                                  ---------   ---------   --------

Cash and cash equivalents, end of year                            $   5,593   $   3,325   $     --
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

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(3)  Disclosures About Fair Value of Financial Instruments

          The following table presents the carrying amounts and estimated fair values of Pure's financial instruments (in thousands):

                                                                   December 31,
                                                    -----------------------------------------
                                                           2001                  2000
                                                    -------------------   -------------------
                                                    Carrying     Fair     Carrying     Fair
                                                     Amount     Value      Amount     Value
                                                    --------   --------   --------   --------
                                                                 (in thousands)
Financial Assets:
   Cash and  cash equivalents                       $  5,593   $  5,593   $ 3,325    $  3,325
   Notes receivable - affiliates                       7,377      7,377     6,952       6,952
   Commodity price derivatives                         4,918      4,918        --          --

Financial liablilites:
   Interest rate derivatives                           1,341      1,341        --          --
   Debt:
      Revolvers                                      233,000    233,000    65,000      65,000
      Working Capital Revolver                         6,200      6,200     3,000       3,000
      Senior Notes                                   350,000    335,440        --          --

Unrecognized financial instruments (Note 16) (a):
   Commodity prices derivatives                           --         --    (6,781)    (23,391)

----------
(a) The amount shown under "carrying amount" in 2000 represents the remaining liability associated with the mark-to-market of the financial derivatives held by Titan on the date of the Titan merger, see Note 16.

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

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(4)  Debt

                                                      December 31,
                                                   ------------------
                                                     2001      2000
                                                   --------   -------
                                                    (in thousands)

                   5-Year Revolver                 $ 58,000   $65,000
                   3-Year Revolver                  175,000        --
                   Working Capital Revolver           6,200     3,000
                   7.125% Senior Notes, Due 2011    350,000        --
                   Senior Notes discount             (2,497)       --
                                                   --------   -------
                                                   $586,703   $68,000
                                                   ========   =======


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

          At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum. At December 31, 2001, Pure is paying .80% margin on its Eurodollar tranches.

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

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

          Maturities of debt are as follows (in thousands):

                                                   2002      $     --
                                                   2003            --
                                                   2004       175,000
                                                   2005        64,200
                                                   2006            --
                                                Thereafter    350,000

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

                                                                     (Continued)

                               Pure Resources,Inc.

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

                                                  Year ended December 31,
                                                  -----------------------
                                                      2001       2000
                                                    --------   --------

Revenues                                            $533,376   $522,969
Net income                                          $ 73,710   $ 97,429
Net income per common share                         $   1.47   $   1.95
Net income per common share - assuming dilution     $   1.44   $   1.92

                                                                     (Continued)

                               Pure Resources,Inc.

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

                                                                     (Continued)

                               Pure Resources,Inc.

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

          Employment/Severance Agreements

Put Right. Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,811,107 Pure shares held subject to the put right at December 31, 2001). At December 31, 2001, with the net asset value per share of $17.54, Pure's obligation to purchase this common stock was approximately $49.3 million.
..    Acquired by the officer pursuant to exercises of stock options currently held or granted in the future, (see Note 11 for the shares underlying the stock option subject to the put right at December 31, 2001 and the applicable exercise prices). At December 31, 2001, there were 4,120,570 stock options subject to the put right, of which 3,449,068 had exercise prices that were less than the net asset value per share of $17.54 at December 31, 2001. Pure would receive proceeds of approximately $40.0 million if the 3,449,068 of stock options were exercised and Pure's obligation to purchase the 3,449,068 shares, at the net asset value per share of $17.54 at December 31, 2001, was approximately $60.5 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at December 31, 2001 was approximately $20.5 million.

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

                                                                     (Continued)

                               Pure Resources,Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

..    Termination of the officer's employment for any reason after May 25, 2003
     (for example, as a result of voluntary resignation or termination for cause, as defined in the applicable agreement).
..    Termination of the officer's employment by Pure without cause, as defined in the applicable agreement.
..    Change of control, as defined in the applicable agreement, of Pure. .
..    Change of control, as defined in the applicable agreement, of Unocal.
..    Death or disability of the officer.
..    Resignation of the officer for good reason, as defined in the applicable agreement and discussed below.
..    Acquisition by Union Oil and its affiliates of beneficial ownership of 85%
     or more of Pure's voting securities.

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

                                                                     (Continued)

                               Pure Resources,Inc.

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

Severance Benefits. Pursuant to the employment/severance agreements, upon the occurrence of a termination event for severance benefits, as defined in the applicable agreement and discussed below, each covered officer is entitled to severance benefits including the following:

     . Cash payment equal to one to three times (depending on officer) of the sum of (a) the annual base salary and (b) greater of the bonus from the preceding year or the average of the bonus from the three previous years, with a gross-up payment to offset fully the effect of any federal excise tax imposed on the severance payment. The aggregate payment potentially payable, at December 31, 2001, under this provision is approximately $6.0 million, excluding the effect of any gross-up payment, if any.
     . Immediate vesting of all restricted stock, options and other rights granted to the officer.
     . Action by Pure to prevent automatic termination of the officer's stock options as a result of termination.
                                                                     (Continued)

                               Pure Resources,Inc.

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

                                                                     (Continued)

                               Pure Resources,Inc.

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

                                                                     (Continued)

                               Pure Resources,Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(9)  Income Taxes

          Total income tax expense was allocated as follows:

                                                   Year ended December 31,
                                                 --------------------------
                                                  2001      2000      1999
                                                 -------   -------   ------
                                                        (in thousands)

Income from continuing operations                $33,744   $34,066   $8,685
Discontinued operations                              630       909       --
Stockholders' equity for compensation expense
   for tax purposes in excess of amounts
   recognized for financial reporting purposes      (428)      (71)      --
                                                 -------   -------   ------
                                                 $33,946   $34,904   $8,685
                                                 =======   =======   ======

          Income tax expense attributable to income from continuing operations consists of the following:

                                                  Year ended December 31,
                                               ----------------------------
                                                 2001       2000      1999
                                               ---------   -------   ------
                                                      (in thousands)
                               Current:
                                   Federal    $(10,041)   $25,389   $5,857
                                   State         1,394        740      754
                                              ---------   -------   ------
                                                 (8,647)   26,129    6,611
                                              ---------   -------   ------
                               Deferred:
                                   Federal       42,391    12,542    1,874
                                   State             --    (4,605)     200
                                              ---------   -------   ------
                                                 42,391     7,937    2,074
                                              ---------   -------   ------
                                   Total      $  33,744   $34,066   $8,685
                                              =========   =======   ======


                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

          The reconciliation between the tax expense computed by multiplying pretax income from continuing operations by the U.S. federal statutory rate and the reporting amounts of income tax expense is as follows:

                                                           Year ended December 31,
                                                         ---------------------------
                                                           2001      2000     1999
                                                         -------   -------   -------
                                                                (in thousands)
Income from continuing operations at statutory rate      $40,383   $40,333   $ 9,266
Changes in state income tax rates                             --    (4,684)       --
State income taxes, net of federal benefit                   906       819       619
Tax credit                                                (4,761)   (2,500)   (1,200)
Prior year accrual to tax return adjustments and other    (2,784)       98        --
                                                         -------   -------   -------

Income tax expense                                       $33,744   $34,066   $ 8,685
                                                         =======   =======   =======

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                          December 31,
                                                      --------------------
                                                        2001        2000
                                                      ---------   --------
                                                         (in thousands)
Deferred tax assets (liabilities):
   Net operating loss                                 $  18,125   $ 24,348
   Compensation, principally due to accrual for
      financial reporting purposes                        6,055      5,385
   Accrued abandonment and restoration costs              6,122      4,643
   Property, plant and equipment, principally due
      to differences in basis upon acquisition,
      depletion, impairment and the deduction
      of intangible drilling costs for tax purposes    (170,894)   (95,482)
   Other                                                  5,323      5,650
                                                      ---------   --------
Net deferred tax liability                            $(135,269)  $(55,456)
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
                                                                    ==========

          Pure granted 856,146 and 1,366,560 options to non-office rs in 2001 and 2000, respectively. Certain grants in 2000 were made with an exercise price below Pure's stock price on the date of grant; consequently, Pure recorded deferred compensation of $2.9 million. The deferred compensation will be amortized over the vesting period, generally four years.

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

          A summary of Pure's stock option plans as of December 31, 2001 and 2000 and changes during 2001 and 2000 is presented below:

                                          December 31, 2001      December 31, 2000
                                         --------------------   --------------------
                                                     Weighted               Weighted
                                          Number      Average     Number    Average
                                         of shares    Price     of shares    Price
                                         ---------   --------   ---------   --------
Stock options:
   Outstanding at beginning of year      5,483,112    $12.93           --    $   --
      Options canceled/forfeited          (139,832)   $16.55     (105,387)   $15.30
      Options assumed                           --    $   --      458,011    $15.79
      Options exercised                   (136,181)   $11.37      (36,072)   $11.88
      Options granted                    1,176,716    $18.64    5,166,560    $12.72
                                         ---------              ---------

   Outstanding at end of year            6,383,815    $13.94    5,483,112    $12.93
                                         =========              =========

   Exercisable at end of year            2,744,486    $12.72    1,455,848    $12.75
                                         =========              =========

Weighted average fair value of options
   granted during the year                            $ 7.07                 $ 9.21
                                                      ======                 ======

          No options were granted in 1999.

          The following table summarizes information about the stock options outstanding at December 31, 2001:

                                         Options Outstanding                     Options Exercisable
                           -----------------------------------------------   ----------------------------
                               Number of           Weighted       Weighted       Number of       Weighted
                                 Shares            Average         Average        Shares          Average
                             Outstanding at       Remaining       Exercise    Exercisable at     Exercise
Range of Exercise Prices   December 31, 2001   Contractual Life     Price    December 31, 2001    Price
------------------------   -----------------   ----------------   --------   -----------------   --------

     $ 8.57 - $9.01              163,510          7.61 years       $ 8.92             62,631      $28.80
         $ 9.30                2,351,500          7.87 years         9.30          1,421,501        9.30
     $10.83 - $17.08           2,297,012          7.97 years        15.41            967,250       15.57
     $17.13 - $20.00           1,279,550          8.91 years        18.25            171,236       18.00
     $20.05 - $29.64             292,243          6.52 years        23.57            121,868       24.48

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

SFAS No. 123

          Pure applies APB No. 25 and related interpretations in accounting for its stock option plans. If compensation expense for the stock option plans had been determined in a manner consistent with SFAS No. 123. Pure's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                             Year Ended December 31,
                                           ---------------------------
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

          The total fair value of stock options granted in 2001 and 2000 was approximately $8.3 million and $47.6 million, respectively. No options were granted in 1999. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                2001      2000    1999
                                              -------   -------   ----

                    Risk-free interest rate    4.49%     5.80%     N/A
                    Expected life             5 years   7 years    N/A
                    Expected volatility          34%       45%     N/A
                    Expected dividend yield      --        --      N/A

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

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(13) Earnings per Common Share

          The following table sets forth the computation of basic and diluted earnings per common share:

                                                                                Year ended December 31,
                                                                              ---------------------------
                                                                               2001      2000      1999
                                                                              -------   -------   -------
Numerator:

   Income from continuing operations and numerator for basic and
   diluted income per share from continuing operations                        $80,190   $81,172   $17,788
                                                                              =======   =======   =======

   Net income and numerator for basic and diluted net income per share        $81,360   $82,860   $17,788
                                                                              =======   =======   =======

Denominator:
   Denominator for basic income per share from continuing operations
   and net income - weighted average common shares                             50,108    42,835    32,709

   Effect of dilutive securities - employee stock options not subject to
   "put" right                                                                    265        87        --

   Dilutive effect of officers' stock options subject to the "put" right
   under employment/severance agreements (Note 6)                                 726       355        --

   Dilutive effect of officers' individual common stock held subject to the
   "put" right under employment/severance agreements (Note 6)                      --       361        --
                                                                              -------   -------   -------

   Denominator for diluted income per share from continuing operations and net income - adjusted weighted average common shares and
   assumed conversions                                                         51,099    43,638    32,709
                                                                              =======   =======   =======

   Basic income per share from continuing operations                          $  1.60   $  1.89   $  0.54
                                                                              =======   =======   =======

   Diluted income per share from continuing operations                        $  1.57   $  1.86   $  0.54
                                                                              =======   =======   =======

   Basic net income per share                                                 $  1.62   $  1.93   $  0.54
                                                                              =======   =======   =======

   Diluted net income per share                                               $  1.59   $  1.90   $  0.54
                                                                              =======   =======   =======

          Employee stock options to purchase 6,383,315 shares of common stock were outstanding at December 31, 2001, but only 5,817,583 were included in the computation of diluted net income per common share because the employee stock options' exercise price was greater than the average market price of the common stock of Pure for the 565,732 options shares excluded.

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

          Employee stock options to purchase 5,481,112 shares of common stock were outstanding at December 31, 2000, but only 5,119,718 were included in the computation of diluted net income per common share because the employee stock options' exercise price was greater than the average market price of the common stock of Pure for the 361,394 options shares excluded.

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

(15) Major Customers

          The following purchasers accounted for 10% or more of Pure's oil and gas sales.

                                                2001   2000   1999
                                                ----   ----   ----

                              Purchaser A (a)    --%    37%    83%
                              Purchaser B         7%    12%    --%
                              Purchaser C        11%     2%    --%

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

(18) Other Liabilities

          The other current liabilities consist of the following (in thousands):

                                             December 31,
                                          -----------------
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
                                          =======   =======

(19) Exploration and Abandonment

          Exploration and abandonment expense consist of the following (in thousands):

                                     Year ended December 31,
                                   --------------------------
                                     2001     2000      1999
                                   -------   -------   ------

Geological and geophysical staff   $ 8,236   $ 3,540   $2,062
Exploratory dry hole costs          35,055    10,249    2,120
Impaired unproved properties         2,646     2,548      915
Plugging and abandonment costs         346       600       --
Seismic costs                        6,839     2,431      588
Other                                1,644       515      806
                                   -------   -------   ------

                                   $54,766   $19,883   $6,491
                                   =======   =======   ======

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(20) Comprehensive Income

                                                                     Year ended December 31,
                                                                   ----------------------------
                                                                     2001      2000      1999
                                                                   --------   -------   -------
                                                                          (in thousands)
Net income                                                         $ 81,360   $82,860   $17,788

   Cumulative effect of accounting change
      for SFAS No. 133 adoption (a)                                 (11,364)       --        --
   Reclassification adjustment for settled hedging contracts (b)      4,490        --        --
   Changes in fair value of expected cash flows (c)                  16,972        --        --
                                                                   --------   -------   -------

Comprehensive income                                               $ 91,458   $82,860   $17,788
                                                                   ========   =======   =======

-------
     (a) Net of tax of:                                            $  6,119   $    --   $    --
     (b) Net of tax of:                                            $ (2,418)  $    --   $    --
     (c) Net of tax of:                                            $ (9,139)  $    --   $    --

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

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

Condensed Consolidated Balance Sheet
December 31, 2000
(in thousands)

                                                                        Non-
                                            Pure       Guarantor     Guarantor
                                          (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                          --------   ------------   ------------   ------------   ------------
Assets

   Current assets:

      Cash and cash equivalents           $     (4)    $  3,329       $    --       $      --       $  3,325
      Accounts receivable                       --       48,457            (6)             --         48,451
      Other current assets                     262          606            15              --            883
                                          --------     --------       -------       ---------       --------
         Total current assets                  258       52,392             9              --         52,659
                                          --------     --------       -------       ---------       --------

      Properties, net                           --      590,869            --              --        590,869
      Investment in subsidiaries           497,927       58,316            --        (556,243)            --
      Deferred compensation                 63,903           --            --              --         63,903
      Other assets                          55,938       10,283        39,528         (94,065)        11,684
                                          --------     --------       -------       ---------       --------
         Total assets                     $618,026     $711,860       $39,537       $(650,308)      $719,115
                                          ========     ========       =======       =========       ========

Liabilities and equity

   Current liabilities:

      Accounts payable                    $    804     $ 17,245       $   179       $      --       $ 18,228
      Other current liabilities              4,389       27,404           113              --         31,906
                                          --------     --------       -------       ---------       --------
         Total current liabilities           5,193       44,649           292              --         50,134
                                          --------     --------       -------       ---------       --------

   Long-term debt                           65,000        3,000            --              --         68,000
   Accrued abandonment, restoration and
      environmental liabilities                 --       14,331            --              --         14,331
   Deferred income taxes                     4,325       53,901        (2,770)           --           55,456
   Other liabilities                            --      107,135         4,721         (94,065)        17,791

   Common stock subject to repurchase      135,617           --            --              --        135,617

   Equity                                  407,891      488,844        37,294        (556,243)       377,786
                                          --------     --------       -------       ---------       --------
         Total liabilities and equity     $618,026     $711,860       $39,537       $(650,308)      $719,115
                                          ========     =========      =======       =========       ========

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

Condensed Consolidated Statement of Operations
For the year ended December 31, 2001
(in thousands)

                                                                            Non-
                                                Pure      Guarantor       Guarantor
                                              (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              --------   ------------   ------------   ------------   ------------
Revenues:

   Oil and gas sales                          $     --     $402,746       $ 75,331       $      --      $478,077
   Other operating revenues                         --        6,389             (7)             --         6,382
                                              --------     --------       --------       ---------      --------
      Total revenues                                --      409,135         75,324              --       484,459
                                              --------     --------       --------       ---------      --------

Expenses:

   Operating and other expenses                  1,447      121,462         22,077              --       144,986
   Amortization of deferred compensation         1,518           --             --              --         1,518
   Exploration and abandonments                     --       54,504            262              --        54,766
   Depreciation, depletion and amortization        690      102,550         40,575              --       143,815
                                              --------     --------       --------       ---------      --------
      Total expenses                             3,655      278,516         62,914              --       345,085
                                              --------     --------       --------       ---------      --------

      Operating income (loss)                   (3,655)     130,619         12,410              --       139,374

Other income (expense):

   Equity in earnings of subsidiaries           87,625      310,985          7,766        (406,376)           --
   Interest expense                            (28,097)        (211)            --              --       (28,308)
   Other                                        12,779      (10,410)        17,045         (15,101)        4,313
                                              --------     --------       --------       ---------      --------
      Income before income taxes
         and minority interest                  68,652      430,983         37,221        (421,477)      115,379

Income tax expense                              12,708      (46,057)          (395)             --       (33,744)
Minority interest                                   --           --         (1,445)             --        (1,445)
                                              --------     --------       --------       ---------      --------
      Income from continuing operations         81,360      384,926         35,381        (421,477)       80,190

Income from discontinued operations                 --        1,170             --              --         1,170
                                              --------     --------       --------       ---------      --------
      Net income                              $ 81,360     $386,096       $ 35,381       $(421,477)     $ 81,360
                                              ========     ========       ========       =========      ========

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

Condensed Consolidated Statement of Operations
For the year ended December 31, 2000
(in thousands)

                                                                            Non-
                                                Pure      Guarantor      Guarantor
                                              (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              --------   ------------   ------------   ------------   ------------
Revenues:

   Oil and gas sales                          $     --     $281,762         $127        $      --       $281,889
   Other operating revenues                         --        1,553           --               --          1,553

                                              --------     --------         ----        ---------       --------
      Total revenues                                --      283,315          127               --        283,442
                                              --------     --------         ----        ---------       --------

Expenses:

   Operating and other expenses                    886       80,384           29               --         81,299
   Amortization of deferred compensation        15,386           --           --               --         15,386
   Exploration and abandonments                     --       19,882            1               --         19,883
   Depreciation, depletion and amortization         74       44,711           --               --         44,785

                                              --------     --------         ----        ---------       --------
      Total expenses                            16,346      144,977           30               --        161,353
                                              --------     --------         ----        ---------       --------

      Operating income (loss)                  (16,346)     138,338           97               --        122,089

Other income (expense):

   Equity in earnings of subsidiaries           57,074      222,456          100         (279,630)            --
   Interest expense                             (1,635)      (2,761)          --               --         (4,396)
   Other                                           580       (3,035)          --               --         (2,455)

                                              --------     --------         ----        ---------       --------
      Income before income taxes
         and minority interest                  39,673      354,998          197         (279,630)       115,238

Income tax expense                              43,187      (77,219)         (34)              --        (34,066)

                                              --------     --------         ----        ---------       --------
      Income from continuing operations         82,860      277,779          163         (279,630)        81,172

Income from discontinued operations                 --        1,688           --               --          1,688
                                              --------     --------         ----        ---------       --------

      Net income                              $ 82,860     $279,467         $163        $(279,630)      $ 82,860
                                              ========     ========         ====        =========       ========

                                                                     (Continued)

                              Pure Resources, Inc.

                  Notes to Consolidated Statement of Cash Flows
                      For the year ended December 31, 2001
                                 (in thousands)

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
                                                   =========    =========      =========      =========      =========

                                                                     (Continued)

                              Pure Resources, Inc.

                  Notes to Consolidated Statement of Cash Flows
                      For the year ended December 31, 2001
                                 (in thousands)

Condensed Consolidated Statement of Cash Flows
For the year ended December 31, 2000
(in thousands)

                                                                                 Non-
                                                     Pure      Guarantor       Guarantor
                                                   (Parent)   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   --------   ------------   ------------   ------------   ------------
Cash flows from operating activities               $ 14,542    $ 128,559          $--            $--        $ 143,101

Cash flows from investing activities:

   Capital expenditures and acquisitions                 --     (104,734)          --             --         (104,734)
   Proceeds from sale of assets                          --        1,837           --             --            1,837
   Other                                                 --        2,846           --             --            2,846

                                                   --------    ---------          ---           ----        ---------
      Net cash used in investing activities              --     (100,051)          --             --         (100,051)
                                                   --------    ---------          ---           ----        ---------

Cash flows from financing activities:

   Change in debt                                   (15,000)     (23,863)          --             --          (38,863)
   Other                                                454       (1,316)          --             --             (862)

                                                   --------    ---------          ---           ----        ---------
      Net cash provided by (used in)
         financing activities                       (14,546)     (25,179)          --             --          (39,725)
                                                   --------    ---------          ---           ----        ---------

Increase (decrease) in cash and cash equivalents         (4)       3,329           --             --            3,325

Cash and cash equivalents, beginning of year             --           --           --             --               --

                                                   --------    ---------          ---           ----        ---------
Cash and cash equivalents, end of year             $     (4)   $   3,329          $--            $--        $   3,325
                                                   ========    =========          ===           ====        =========

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(22) Discontinued Operations

          On January 1, 2002, Pure adopted SFAS No. 144, as discussed in Note 2. In March 2002, Pure sold assets in the Permian Basin region for $23 million, subject to adjustments. These properties represented an insignificant portion of the value of Pure's reserves. Pure is representing its 2001 and prior consolidated financial statements to reflect the discontinued operations in accordance with SFAS No. 144.

          Pure regularly reviews its portfolio of assets for potential dispositions and receives offers to buy certain of its assets. In March 2002, Pure received and accepted an offer to sell properties located in the Permian Basin region for $23 million, subject to adjustments. The properties sold were an insignificant portion of the value of Pure's reserves. In accordance with SFAS No. 144, Pure is required to reflect this disposition of assets as discontinued operations. There were no results of operations in 1999 as the properties sold were acquired in the Titan merger.

          The following are the results of operations from the discontinued operations:

                                                   Year ended December 31,
                                                  ------------------------
                                                    2001      2000    1999
                                                  -------   -------   ----
                                                   (dollars in thousands
                                                  except per share amounts)

Oil and gas sales                                 $ 5,976   $ 4,722    $--
Operating costs                                    (2,515)   (1,471)    --
Depletion, depreciation and amortization           (1,661)     (641)    --
Other costs                                            --       (13)    --
Income taxes                                         (630)     (909)    --
                                                  -------   -------    ---
   Income from discontinued operations              1,170     1,688     --
                                                  -------   -------    ---

Gain on disposal before taxes                          --        --     --
Income taxes                                           --        --     --
                                                  -------   -------    ---
   Gain on disposal                                    --        --     --
                                                  -------   -------    ---
      Total income from discontinued operations   $ 1,170   $ 1,688    $--
                                                  =======   =======    ===

Basic income per share:

   Income from discontinued operations            $  0.02   $  0.04    $--
   Gain on disposal                                    --        --     --
                                                  -------   -------    ---
      Total income from discontinued operations   $  0.02   $  0.04    $--
                                                  =======   =======    ===

Diluted income per share:

   Income from discontinued operations            $  0.02   $  0.04    $--
   Gain on disposal                                    --        --     --
                                                  -------   -------    ---
      Total income from discontinued operations   $  0.02   $  0.04    $--
                                                  =======   =======    ===

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(23) Unaudited Supplementary Information

          Capitalized Costs

                                                                      December 31,
                                                          -----------------------------------
                                                             2001         2000         1999
                                                          ----------   ----------   ---------
                                                                     (in thousands)
Oil and gas operations:
   Proved oil and gas properties                          $1,957,723   $1,140,209   $ 827,340
   Unproved oil and gas properties                            64,051       21,743       3,841
                                                          ----------   ----------   ---------
      Total oil and gas properties                         2,021,774    1,161,952     831,181
   Accumulated depletion, depreciation and amortization     (714,415)    (577,532)   (539,371)
                                                          ----------   ----------   ---------
Net capitalized costs for oil and gas operations          $1,307,359   $  584,420   $ 291,810
                                                          ==========   ==========   =========

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

                                              Oil and    Natural
                                            Condensate     Gas
                                              (MBbls)     (MMcf)
                                            ----------   -------
Total Proved Reserves:
   Balance, January 1, 1999                   38,538     329,227
      Purchases of minerals-in-place              94         921
      Sales of minerals-in-place                  (2)        (28)
      Extensions and discoveries                 962      26,290
      Revisions of previous estimates          4,049      13,464
      Production                              (3,659)    (28,899)
                                             -------     -------

   Balance, December 31, 1999                 39,982     340,975
      Purchases of minerals-in-place          36,096     243,140
      Sales of minerals-in-place                (170)       (354)
      Extensions and discoveries               1,759      68,466
      Revisions of previous estimates (a)        217      49,146
      Production                              (5,278)    (39,016)
                                             -------     -------

   Balance, December 31, 2000                 72,606     662,357
      Purchases of minerals-in-place          18,295     308,419
      Sales of minerals-in-place                 (58)     (2,363)
      Extensions and discoveries              10,288     207,454
      Revisions of previous estimates (a)    (12,589)   (107,665)
      Production                              (7,993)    (82,472)
                                             -------     -------

   Balance, December 31, 2001                 80,549     985,730
                                             =======     =======

Proved Developed Reserves:
      December 31, 1998                       36,763     310,775
      December 31, 1999                       38,225     308,944
      December 31, 2000                       63,303     504,529
      December 31, 2001                       67,849     763,063

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

                                                                 December 31,
                                                    --------------------------------------
                                                        2001          2000         1999
                                                    -----------   -----------   ----------
                                                                  (thousands)
Future cash flows                                   $ 3,650,339   $ 7,494,617   $1,560,792
Future costs:
   Production                                        (1,445,319)   (1,795,597)    (677,415)
   Development (a)                                     (246,649)     (168,813)     (57,485)
                                                    -----------   -----------   ----------

Future net cash flows before income taxes             1,958,371     5,530,207      825,892
Future income taxes                                    (371,988)   (1,815,650)    (276,675)
                                                    -----------   -----------   ----------
Future net cash flows                                 1,586,383     3,714,557      549,217
10% annual discount for estimated timing of
   cash flows                                          (702,531)   (1,818,413)    (244,126)
                                                    -----------   -----------   ----------

Standardized measure of discounted net cash flows   $   883,852   $ 1,896,144   $  305,091
                                                    ===========   ===========   ==========

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

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

     Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                      Year ended December 31,
                                                               ------------------------------------
                                                                   2001         2000         1999
                                                               -----------   ----------   ---------
                                                                             (thousands)
Increase (decrease):
   Extensions and discoveries and improved recovery, net
      of future production and development costs               $   187,348   $  331,007   $  31,312
   Accretion of discount                                           250,285       45,484      15,452
   Net change in sales prices, net of production costs          (2,734,640)   1,455,098     257,885
   Net change in income taxes                                      (48,717)    (763,339)   (102,422)
   Purchase of minerals-in place                                 1,048,763      706,431       1,196
   Sales of minerals in place                                       (2,496)      (1,234)        (13)
   Revisions of quantity estimates                                   8,285      176,532      32,698
   Sales, net of production costs                                 (363,207)    (216,122)    (72,399)
   Changes in estimated future development costs                   (34,439)     (43,591)      2,935
   Changes of production rates (timing) and other                  676,526      (99,213)     (6,020)
                                                               -----------   ----------   ---------

      Net increase (decrease)                                   (1,012,292)   1,591,053     160,624

   Standardized measure of discounted future net cash flows:
         Beginning of period                                     1,896,144      305,091     144,467
                                                               -----------   ----------   ---------

         End of period                                         $   883,852   $1,896,144   $ 305,091
                                                               ===========   ==========   =========

                                                                     (Continued)

                              Pure Resources, Inc.

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

(24) Selected Quarterly Financial Results (Unaudited)

                                                        Quarter
                                      -------------------------------------------
                                        First     Second      Third    Fourth (b)
                                      --------   --------   --------   ----------
                                         (in thousands, except per share data)
2001:
   Total revenues (a)                 $124,671   $132,275   $125,305    $102,208
   Total expenses (a)                   71,144     87,943     86,627      99,371
   Income from continuing operation     32,880     25,237     21,976          97
   Net income                           33,415     25,577     22,283          85
   Income per share from continuing
   operations - basic                 $   0.66   $   0.50   $   0.44    $   0.00
   Net income per share - basic       $   0.67   $   0.51   $   0.44    $   0.00
   Income per share from continuing
   operations - assuming dilution     $   0.66   $   0.50   $   0.44    $   0.00
   Net income per share -
      assuming dilution               $   0.65   $   0.50   $   0.43    $   0.00

2000:
   Total revenues                     $ 42,606   $ 56,349   $ 88,107    $ 96,380
   Total expenses                       20,535     29,570     49,379      61,869
   Income from continuing operation     13,674     16,728     23,265      27,505
   Net income                           13,674     17,022     23,986      28,178
   Income per share from continuing
   operations - basic                 $   0.42   $   0.44   $   0.47    $   0.55
   Net income per share - basic       $   0.42   $   0.44   $   0.47    $   0.55
   Income per share from continuing
   operations - assuming dilution     $   0.42   $   0.44   $   0.47    $   0.55
   Net income per share -
      assuming dilution               $   0.42   $   0.44   $   0.47    $   0.55

----------
(a) Certain items have been reclassified to conform with the year-end presentation.
(b) In the fourth quarter of 2001, Pure's effective tax rate was adjusted for 2001, which resulted in recording a tax benefit of approximately $2.8 million, related to the income tax provision for the previous nine-months of 2001.

                                                                     (Continued)