Form 10-Q
period 2002-06-30
PURE RESOURCES INC
filed 2002-08-14
CIK 1109860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2002

                                       or

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ .
                                              ---

         As of August 2, 2002, 50,353,225 shares of common stock, par value $.01 per share of Pure Resources, Inc. were outstanding.

================================================================================

                                TABLE OF CONTENTS

Forward Looking Information and Risk Factors........................................................    1

                                       PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and
                December 31, 2001...................................................................    2
          Unaudited Consolidated Statements of Operations
                for the Three and Six Months Ended June 30, 2002 and 2001...........................    4
          Unaudited Consolidated Statements of Cash Flows
                for the Three and Six Months Ended June 30, 2002 and 2001...........................    5
          Notes to Consolidated Financial Statements................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....   28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................   44

                                        PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................................   48

Item 2.   Changes in Securities and Use of Proceeds.................................................   48

Item 4.   Submission of Matters to a Vote of Security Holders.......................................   48

Item 6.   Exhibits and Reports on Form 8-K..........................................................   49

          Signatures................................................................................   50

                              PURE RESOURCES, INC.

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

         Pure Resources, Inc. ("Pure") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of exploratory and development wells Pure anticipates drilling through 2002, potential reserves and Pure's financial position, business strategy and other plans and objectives for future operations. Although Pure believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by Pure will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from Pure's expectations are general economic conditions, inherent uncertainties in interpreting engineering data, operating hazards, delays or cancellations of drilling operations for a variety of reasons, competition, fluctuations in oil and gas prices, government regulations and other factors set forth in Pure's 2001 Annual Report filed on Form 10-K/A Amendment No. 1 and other SEC filings. All subsequent oral and written forward looking statements attributable to Pure or persons acting on its behalf are expressly qualified in their entirety by these factors. Pure assumes no obligation to update any of these statements.

                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                              Pure Resources, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)

                    ASSETS

                                                                                       June 30,         December 31,
                                                                                        2002               2001
                                                                                    ------------        ------------
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $      3,704        $      5,593
     Accounts receivable:
        Oil and gas                                                                       53,171              54,946
        Other                                                                             11,775              11,227
     Fair value of derivatives (Note 8)                                                        -               4,918
     Prepaid expenses and other current assets                                             3,216               1,761
                                                                                    ------------        ------------
              Total current assets                                                        71,866              78,445
                                                                                    ------------        ------------

Property, plant and equipment, at cost:
     Oil and gas properties, using the successful efforts method of accounting:
        Proved properties                                                              2,041,581           1,957,723
        Unproved properties                                                               45,108              64,051
     Accumulated depletion, depreciation and amortization                               (787,280)           (714,415)
                                                                                    ------------        ------------
                                                                                       1,299,409           1,307,359
                                                                                    ------------        ------------

Other property and equipment, net                                                         15,799              16,629

Deferred compensation (Note 4)                                                            11,152              14,982

Receivables for under-delivered gas                                                        5,070               5,853

Fair value of derivatives (Note 8)                                                           212                   -

Other assets, net                                                                          9,325              11,540
                                                                                    ------------        ------------

                                                                                    $  1,412,833        $  1,434,808
                                                                                    ============        ============

          See accompanying notes to consolidated financial statements.

                              Pure Resources, Inc.

                           Consolidated Balance Sheets
                             (dollars in thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,         December 31,
                                                                                     2002             2001
                                                                              ----------------    ---------------
                                                                              (Unaudited)
Current liabilities:
     Accounts payable and accrued liabilities:
        Trade                                                                     $    48,779        $    60,713
        Fair value of derivatives (Note 8)                                              2,068                620
        Other (Note 9)                                                                 58,996             52,518
                                                                              ----------------    ---------------
              Total current liabilities                                               109,843            113,851

Long-term debt                                                                        570,636            586,703

Liabilities for over-delivered gas                                                     14,168             11,325

Accrued abandonment, restoration and environmental liabilities                         24,807             22,611

Fair value of derivatives (Note 8)                                                        596                721

Deferred income taxes                                                                 128,936            135,269
                                                                              ----------------    ---------------

              Total liabilities                                                       848,986            870,480
                                                                              ----------------    ---------------


Common stock subject to repurchase (Note 4)                                            92,149             69,800

Minority interest                                                                       6,971              6,445

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized; none
        issued and outstanding                                                              -                  -
     Common stock, $.01 par value, 200,000,000 shares authorized; 50,325,511 and 50,206,347 shares issued and outstanding at June 30, 2002
        and December 31, 2001, respectively                                               503                502
     Additional paid-in capital                                                       328,055            345,310
     Notes receivable - officers and employees (Note 13)                               (7,401)            (7,377)
     Deferred compensation (Note 4)                                                    (1,003)            (1,517)
     Accumulated other comprehensive income                                             2,169             10,098
     Retained earnings                                                                142,404            141,067
                                                                              ----------------    ---------------
              Total stockholders' equity                                              464,727            488,083
                                                                              ----------------    ---------------
     Commitments and contingencies (Note 4)
                                                                                  $ 1,412,833        $ 1,434,808
                                                                              ================    ===============

              See accompanying notes to consolidated financial statements.

                                      Pure Resources, Inc.

                        Unaudited Consolidated Statements of Operations
                             (in thousands, except per share data)

                                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                                      ---------------------------    --------------------------
                                                                          2002            2001          2002            2001
                                                                      -----------    ------------    -----------     ----------
Revenues:
     Oil sales                                                          $ 48,917        $ 45,827        $ 87,108       $ 93,613
     Gas sales                                                            61,203          86,021         110,416        162,890
     Other operating                                                         989               -           1,847              -
     Gain on sale of assets                                                   65             427             201            449
                                                                      ----------     -----------     -----------     ----------
                  Total revenues                                         111,174         132,275         199,572        256,952
                                                                      ----------     -----------     -----------     ----------

Expenses:
     Oil and gas production                                               21,196          21,211          41,877         36,819
     Production and other taxes                                            7,988           9,202          16,179         18,523
     General and administrative                                            6,441           8,770          12,538         14,956
     Amortization of deferred compensation (general
       and administrative)                                                  (618)          5,992           7,648         18,685
     Exploration and abandonment (Note 10)                                12,738           6,466          20,829          9,805
     Depletion, depreciation and amortization                             42,287          36,301          80,808         60,304
     Office closure costs                                                    954               -             954              -
                                                                      ----------     -----------     -----------     ----------
                  Total expenses                                          90,986          87,942         180,833        159,092
                                                                      ----------     -----------     -----------     ----------
                  Operating income                                        20,188          44,333          18,739         97,860
                                                                      ----------     -----------     -----------     ----------

Other income (expense):
     Interest income                                                         381             275             881            471
     Interest expense                                                     (8,353)         (6,986)        (16,802)       (11,036)
     Other                                                                  (277)            129          (1,457)         1,280
                                                                      ----------     -----------     -----------     ----------
                  Income before income taxes and minority interest        11,939          37,751           1,361         88,575

Income tax expense                                                        (2,897)        (12,313)           (117)       (30,099)

Minority interest                                                           (363)           (200)           (526)          (359)
                                                                      ----------     -----------     -----------     ----------
                  Income from continuing operations                        8,679          25,238             718         58,117
                                                                      ----------     -----------     -----------     ----------

Discontinued operations, net of tax (Note 12):
     Income from operations                                                    -             339             181            875
     Gain on disposal                                                          -               -             436              -
                                                                      ----------     -----------     -----------     ----------
                  Income from discontinued operations                          -             339             617            875
                                                                      ----------     -----------     -----------     ----------
                  Net income                                            $  8,679        $ 25,577        $  1,335       $ 58,992
                                                                      ==========     ===========     ===========     ==========


                  Income per share from continuing operations - basic   $   0.17        $   0.50        $   0.01       $   1.16
                                                                      ==========     ===========     ===========     ==========

                  Net income per share - basic                          $   0.17        $   0.51        $   0.03       $   1.18
                                                                      ==========     ===========     ===========     ==========

                  Income per share from continuing operations -
                  assuming dilution                                     $   0.17        $   0.49        $   0.01       $   1.13
                                                                      ==========     ===========     ===========     ==========

                  Net income per share - assuming dilution              $   0.17        $   0.50        $   0.03       $   1.15
                                                                      ==========     ===========     ===========     ==========

          See accompanying notes to consolidated financial statements.

                               Pure Resources, Inc.

                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                                     ----------------------------   -----------------------------
                                                                        2002           2001             2002            2001
                                                                     -------------  -------------   --------------  -------------
Cash flows from operating activities:
    Net income                                                           $  8,679      $  25,577        $   1,335      $  58,992
    Adjustment to reconcile net income to net cash provided by operating activities:
          Depletion, depreciation and amortization                         42,287         36,301           80,808         60,304
          Amortization of deferred compensation                              (618)         5,992            7,648         18,685
          Non-cash effect of derivatives                                   (2,684)        (2,553)          (6,169)        (6,781)
          Exploration and abandonments                                      8,611          3,388           12,302          4,741
          Gain on sale of assets                                              (65)          (427)            (201)          (449)
          Deferred income taxes                                              (740)         1,463             (877)         5,824
          Non-cash effect of discontinued operations, net                       -            612               98          1,208
          Other items                                                         326            567              359           (136)
    Changes in assets and liabilities, excluding acquisitions:
          Accounts receivable                                              (6,024)         6,904            1,058          4,780
          Prepaid expenses and other current assets                           439           (161)          (1,527)          (860)
          Receivables for under-delivered gas                                 514          2,110              783          3,419
          Other assets                                                        901           (698)             432           (850)
          Accounts payable and accrued liabilities                        (16,751)         8,816           (5,188)         7,347
          Income taxes payable                                              2,025          1,052            2,882         11,481
          Liabilities for over-delivered gas                                1,220         (4,226)           2,843         (5,239)
                                                                     -------------  -------------  ---------------  -------------
            Total adjustments                                              29,441         59,140           95,251        103,474
                                                                     -------------  -------------  ---------------  -------------
            Net cash provided by operating activities                      38,120         84,717           96,586        162,466
                                                                     -------------  -------------  ---------------  -------------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                          -       (146,583)               -       (146,583)
    Investment in oil and gas properties                                  (49,120)       (63,329)        (108,557)      (378,858)
    Additions to other property and equipment                              (1,435)        (9,366)          (2,947)       (10,495)
    Proceeds from sale of assets                                            1,613          1,413            4,763          1,964
    Proceeds from sale of assets - discontinued operations                      -              -           22,450              -
    Notes receivable - officers and employees                                 276              -              276              -
                                                                     -------------  -------------  ---------------  -------------
                Net cash used in investing activities                     (48,666)      (217,865)         (84,015)      (533,972)
                                                                     -------------  -------------  ---------------  -------------

Cash flows from financing activities:
    Proceeds from  (payments of) revolving debt, net                        9,000       (120,100)         (16,200)       119,755
    Proceeds from long-term debt                                                -        347,354                -        347,354
    Payments of long-term debt                                                  -        (87,436)               -        (87,436)
    Exercise of stock options                                               1,372          1,292            1,765          1,340
    Other financing activities                                                 (1)        (2,883)             (25)         2,117
                                                                     -------------  -------------  ---------------  -------------
            Net cash provided by (used in) financing activities            10,371        138,227          (14,460)       383,130
                                                                     -------------  -------------  ---------------  -------------

            Net increase (decrease) in cash and cash equivalents             (175)         5,079           (1,889)        11,624

Cash and cash equivalents, beginning of period                              3,879          9,870            5,593          3,325
                                                                     -------------  -------------  ---------------  -------------

Cash and cash equivalents, end of period                                 $  3,704      $  14,949        $   3,704      $  14,949
                                                                     =============  =============  ===============  =============

          See accompanying notes to consolidated financial statements.

                              PURE RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)

(1)      Organization, Nature of Operations and Basis of Presentation

         Organization

         Pure Resources, Inc. ("Pure"), a Delaware corporation, was, until May 25, 2000, a wholly-owned subsidiary of Union Oil Company of California ("Union Oil"). Pure was formed in December 1999 in connection with the Agreement and Plan of Merger (the "Merger Agreement") dated December 13, 1999, as amended, by and among Union Oil, Pure, TRH, Inc. and Titan Exploration, Inc. ("Titan"). Subsequent to the merger with Titan and at the present, Union Oil owns 32,709,067 shares of Pure's common stock, which is approximately 65% of Pure's outstanding shares at June 30, 2002.

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

         Other

         In the opinion of management, the unaudited consolidated financial statements of Pure as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 include the adjustments and accruals which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Pure's 2001 Annual Report filed on Form 10-K/A Amendment No. 1.

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

         In October 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of June 30, 2002, Pure is assessing the impact on its financial statements.

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

     In April 2002, Pure adopted SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have an effect on Pure's financial position and results of operations.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. Pure is assessing the impacts this could have on its future financial statements.

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

     The purchase price is calculated as follows (in thousands):

     Hallwood common and preferred stock                      $ 145,286
     Hallwood stock options and warrants                          5,684
     Assumed debt (subsequently refinanced)                      87,436
     Other obligations assumed                                   12,679
     Severance and non-compete payments                          20,390
     Acquisition and other related costs                          6,384
                                                              ---------
     Purchase price                                           $ 277,859
                                                              =========

     The acquisition, accounted for on the purchase method, resulted in the following noncash investing activities (in thousands):

     Recorded amount of assets acquired                     $ 372,619
     Assumed debt                                             (87,436)
     Deferred income taxes                                    (36,217)
     Liabilities assumed                                      (75,996)
                                                            ---------

     Acquisition costs, net of cash acquired                $ 172,970
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

     Partnership interests (consolidated in oil and gas properties in
     the balance sheet)                                                $ 243,221
     Oil and gas properties and other assets                              23,703
                                                                       ---------
     Cash paid                                                         $ 266,924
                                                                       =========

     Pure also acquired over 6 million gross (3.2 million net) acres of fee mineral ownership, primarily across the southern Gulf Coast region of the United States (which are included in oil and gas properties above).

     Pro Forma Results of Operations (Unaudited)

     The following table reflects the pro forma results of operations for the six months ended June 30, 2001 as though (a) the International Paper transaction and (b) the Hallwood merger each occurred as of January 1, 2001. The pro forma amounts are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

                                                               2001
                                                            -----------

     Revenues                                                $ 309,142
     Net income                                              $  65,064
     Net income per common share - basic                     $    1.30
     Net income per common share - assuming dilution         $    1.26

(3)  Debt

                                            June 30,         December 31,
                                              2002               2001
                                         ----------------   ---------------
                                                   (in thousands)

       5-Year Revolver                   $        65,500     $      58,000
       3-Year Revolver                           157,500           175,000
       Working Capital Revolver                        -             6,200
       7.125% Senior Notes, Due 2011             350,000           350,000
       Senior Notes discount                      (2,364)           (2,497)
                                         ----------------   ---------------
                                         $       570,636     $     586,703
                                         ================   ===============

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

     At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum. At June 30, 2002, Pure is paying .875% margin on its Eurodollar tranches.

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

     At Pure's option, borrowings under the 3-Year Revolver bear interest at either (a) the "Alternate Base Rate" (i.e. higher of the Bank's prime rate, or the federal funds rate plus .50% per annum) or (b) the Eurodollar rate plus a margin ranging from .375% to .950% per annum. These margins vary as Pure's debt rating with, both, S&P and Moody's changes (i.e. improvement in Pure's debt rating decreases its margins). At June 30, 2002, Pure is paying .750% margin on its Eurodollar tranches.

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

     Working Capital Revolver

     In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank, which at June 30, 2002 was 3.75%. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. Pure has the ability and intent to finance the principal outstanding, if any, under the Working Capital Revolver utilizing Pure's 5-Year Revolver or 3-Year Revolver.

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

     Maturities of debt are as follows (in thousands):

        2002                               $      -
        2003                                      -
        2004                                157,500
        2005                                 65,500
        2006                                      -
     Thereafter                             350,000

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

     As discussed in Note 5, Pure had accrued $4.4 million and $4.6 million at June 30, 2002 and December 31, 2001, respectively, for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable.

         Employment/Severance Agreements

Put Right. Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,796,107 Pure shares held subject to the put right at June 30, 2002). At June 30, 2002, with the net asset value per share of $20.86, Pure's obligation to purchase this common stock was approximately $58.3 million.

..    Acquired by the officer pursuant to exercises of stock options currently held or granted in the future, (see Note 6 for the shares underlying the stock option subject to the put right at June 30, 2002 and the applicable exercise prices). At June 30, 2002, there were 4,100,584 stock options subject to the put right, of which 4,090,041 had exercise prices that were less than the net asset value per share of $20.86 at June 30, 2002. Pure would receive proceeds of approximately $51.5 million if the 4,090,041 of stock options were exercised and Pure's obligation to purchase the 4,090,041 shares, at the net asset value per share of $20.86 at June 30, 2002, was approximately $85.3 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at June 30, 2002 was approximately $33.8 million.

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

         If a put event occurs and one or more of the covered officers exercises the put right, Pure will require cash to satisfy its obligation to purchase the shares covered by the put exercise. Because the employment/severance agreements provide the covered officer the right to include in the amount of shares to be purchased by Pure any specified shares that are acquired pursuant to stock option exercises after the put event or put date but before the related put closing, Pure may receive cash from stock option exercises in connection with exercises of the put right. If Pure does not have enough cash, net of the amount received by Pure in related stock option exercises, to satisfy its obligations, Pure would have to incur additional indebtedness. At June 30, 2002, the net amount of required cash, assuming all individuals subject to the put exercise their put right at the net asset value per share of $20.86, is estimated to be $92.1 million (which is reflected in the consolidated balance sheet as the amount of the common stock subject to repurchase). At the end of the calendar quarters since the origination of the employment/severance agreements containing the put right, the amount of the common stock subject to repurchase has ranged from $69.2 million to $155.5 million, as calculated in accordance with the following paragraph. Accordingly, it could require substantial financial resources of Pure to fund the put right.

         The net asset value per share is computed by dividing the net asset value, as defined below, by the number of fully-diluted outstanding shares. The net asset value is computed as 110% of the pre-tax present value (discounted at 10%) of Pure's proved reserves, utilizing the average of the three-year NYMEX commodity strip price for the 120 days prior to the put date (adjusted for commodity hedges in place at the put date), less the funded debt of Pure at the put date. Funded debt was approximately $573 million at June 30, 2002. The calculated number of fully-diluted outstanding shares as the sum of (a) the total issued and outstanding common shares of Pure at the put date and (b) the total number of outstanding stock options (regardless of whether the options are in-the-money or out-of-the-money) or other securities convertible into common stock as of the put date (for both management and employees).

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

         At June 30, 2002, the net asset value per share (based on the data above) was estimated to be $20.86 and Pure's common stock price closed at $20.80 per share.

         The $92.1 million reflected in the consolidated balance sheet at June 30, 2002 as common stock subject to repurchase is based on the net asset value per share of $20.86 discussed above and has been calculated as (a) the amount required to purchase all covered shares of common stock (including shares underlying stock options) of all covered officers, less (b) the proceeds Pure would receive from the exercise by all covered officers of all of their in-the-money stock options (options whose exercise price is less than the net asset value per share).

         The gross deferred compensation related to Pure's potential obligations to purchase the covered shares (including shares underlying stock options), which at June 30, 2002 was approximately $34 million, is calculated as the sum of the following:

     (a) the product of (x) the difference between the net asset value per share and Pure's common stock price (but only if the net asset value per share is higher), times (y) the total of the number of all covered officers' covered shares that were actually outstanding at June 30, 2002; plus

     (b) the product of (x) the difference between the higher of the net asset value per share or Pure's common stock price and the exercise price of all covered officers' stock options with an exercise price that is less than the higher of net asset value per share or Pure's common stock price, times (y) the number of shares underlying these stock options

     In 2002, 2001 and 2000, Pure recorded approximately $7.1 million, $915,000 and $14.8 million, respectively, in compensation expense related to these compensation arrangements. The total deferred compensation periodically determined will be amortized as compensation expense over a three-year period for common stock held at May 26, 2000 (date of the Titan merger), and the vesting period of each of the applicable stock option agreements. At June 30, 2002 the deferred compensation reflected in the consolidated balance sheet of $11.2 million is computed by taking the gross deferred compensation of $34 million less the compensation expense recorded in 2002, 2001 and 2000, as noted above. After May 26, 2003, any changes in gross deferred compensation, except for stock options not fully vested, for each quarterly determination period will be charged or credited to compensation expense in each quarterly determination period.

         This compensation arrangement is being treated as a "variable plan" under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." As a result of this treatment, during the three and six months ended June 30, 2002, additional paid-in capital was decreased by $29.8 million and $19.0 million, respectively.

         At June 30, 2002, Pure recorded as common stock subject to repurchase $92.1 million based on Pure's historical method of calculating this liability. Due to interpretational factors and circumstances that could exist at the time of the exercise of the put right, Pure estimates this put obligation would be not less than $92.1 million nor more than $103.9 million at June 30, 2002. The aforementioned interpretations and circumstances relate to the treatment and application of the proceeds from the exercise of the stock options and to the number of shares to be considered or utilized as fully-diluted shares. Additionally, the common stock subject to repurchase could differ due to (a) the imprecision associated with the engineering of oil and gas reserves and (b) the multiple valuations of the proved reserves that could be required under the put right, as discussed above.

Severance Benefits. Pursuant to the employment/severance agreements, upon the occurrence of a termination event for severance benefits, as defined in the applicable agreement and discussed below, each covered officer is entitled to severance benefits including the following:

     . Cash payment equal to one to three times (depending on officer) of the sum of (a) the annual base salary and (b) greater of the bonus from the preceding year or the average of the bonus from the three previous years, with a gross-up payment to offset fully the effect of any federal excise tax imposed on the severance payment. The aggregate payment potentially payable, at June 30, 2002, under this provision is approximately $6.2 million, excluding the effect of any gross-up payment, if any.
     . Immediate vesting of all restricted stock, options and other rights granted to the officer.
     . Action by Pure to prevent automatic termination of the officer's stock options as a result of termination.

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

         Under the terms of a partnership agreement with affiliates of International Paper (see Note 2 on the International Paper transaction), Pure would be required to make contingent payments to its other partners in the partnership if Pure causes the partnership, prior to January 2008, to dispose of assets, as defined in the partnership agreement, with a fair market value in excess of $25 million. Pure's maximum contingent payment at June 30, 2002 is approximately $58.3 million. Pure, at the present, does not believe it is probable it will incur any of the contingent payment. To the extent Pure incurred all or some of the contingent payment, it would reflect the contingent payment as additional basis in its oil and gas properties.

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

(5)      Accrued Abandonment, Restoration and Environmental Liabilities

         At June 30, 2002 and December 31, 2001, Pure had accrued $20.4 million and $18.0 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The amounts were charged to depreciation, depletion and amortization expense. The total amount chargeable to operations for abandonment (to be predominantly accrued on a unit-of-production basis) is estimated to be approximately $57.2 million at June 30, 2002 and $58.6 million at December 31, 2001. These estimates are based on abandonment cost studies performed by an independent third party and on estimates prepared by Pure.

         Pure's accrual for environmental remediation obligations totaled $4.4 million and $4.6 million as of June 30, 2002 and December 31, 2001, respectively. As part of the Hallwood merger, Pure recorded approximately $3.5 million in estimated environmental remediation obligations.

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

         The following table calculates the number of shares or options available to grant under Pure's 1999 Incentive Plan as of June 30, 2002:

         Common stock outstanding                                                50,325,511
         Options awarded under the Pure 1999 Incentive Plan                       6,453,743
         Assumed options from Titan                                                 458,011
         Options exercised                                                         (320,751)
         Options cancelled/forfeited                                               (380,373)
         Common stock equivalents                                               -----------
                                                                                 56,536,141
                                                                                ===========

         Maximum shares/options allowed under the Pure 1999 Incentive Plan        6,784,337

         Less: Outstanding awards under the Pure 1999 Incentive Plan             (5,841,090)
               Outstanding options under the Titan Plans                           (369,540)
                                                                                -----------
         Shares/options available for future grant                                  573,707
                                                                                ===========

         Pure has granted approximately 2.3 million options to non-officers since the inception of the Pure 1999 Incentive Plan. Certain grants in 2000 were made with an exercise price below Pure's stock price on the date of grant; consequently, Pure recorded deferred compensation of $2.9 million. The deferred compensation will be amortized over the vesting period, generally four years.

The following table sets forth the stock options held by Pure's officers as of June 30, 2002:

                               Exercise              Number of
                                 Price                Options
                              ----------            -----------

                                 $ 8.58                 15,629
                                   9.30              2,290,000
                                  10.83                 78,847
                                  14.53                 86,046
                                  15.69                  8,546
                                  17.08                940,000
                                  17.63                300,000
                                  18.35                351,000
                                  19.31                  9,959
                                  19.60                 10,014
                                  21.36                  6,241
                                  26.89                  4,302
                                                    ----------

                                                     4,100,584
                                                    ==========

(7)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                                       -----------------------------    ----------------------------
                                                                          2002             2001            2002            2001
                                                                       -------------   -------------    -------------  -------------
                                                                                  (in thousands except per share amounts)
Numerator:

   Income from continuing operations and numerator for basic
   and dilated income per share from continuing operations              $     8,679     $    25,238      $       718    $    58,117
                                                                       =============   =============    =============  =============

   Net income and numerator for basic and diluted net income
   per share                                                            $     8,679     $    25,577      $     1,335    $    58,992
                                                                       =============   =============    =============  =============

Denominator:
   Denominator for basic income per share from continuing operations
   and net income - weighted average common shares                           50,281          50,067           50,233         50,053

   Effect of dilutive securities - employee stock options
   not subject to "put" right                                                   342             338              318            305

   Dilutive effect of officers' stock options
   subject to the "put" right under employment/severance
   agreements (Note 4)                                                        1,173           1,006            1,111          1,042

   Dilutive effect of officers' individual common stock held
   subject to the "put" right under employment/severance
   agreements (Note 4)                                                            -               -                -             99
                                                                       -------------   -------------    -------------  -------------


   Denominator for diluted income per share from continuing
   operations and net income - adjusted weighted average
   common shares and assumed conversions                                     51,796          51,411           51,662         51,499
                                                                       =============   =============    =============  =============

   Basic income per share from continuing operations                   $      0.17     $      0.50      $      0.01    $      1.16
                                                                       =============   =============    =============  =============

   Diluted income per share from continuing operations                 $      0.17     $      0.49      $      0.01    $      1.13
                                                                       =============   =============    =============  =============


   Basic net income per share                                           $      0.17     $      0.51      $      0.03    $      1.18
                                                                       =============   =============    =============  =============

   Diluted net income per share                                         $      0.17     $      0.50      $      0.03    $      1.15
                                                                       =============   =============    =============  =============

     Employee stock options to purchase 6,210,630 shares of common stock were outstanding at June 30, 2002, but only 6,123,519 and 6,107,578 for the three and six months ended June 30, 2002, respectively were included in the computation of diluted net income per common share because the employee stock options' exercise price was greater than the average market price for the period of the common stock of Pure.

     Employee stock options to purchase 5,744,104 shares of common stock were outstanding at June 30, 2001, but only 3,986,364 and 4,015,500 for the three and six months ended June 30, 2001 were included in the computation of diluted net income per common share because the employee stock options' exercise price was greater than the average market price for the period of the common stock of Pure.

(8)  Derivative Financial Instruments

         In 2001, Pure adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 which resulted in recording a $17.5 million, ($11.4 million net of tax) decline in fair value to accumulated other comprehensive income. At June 30, 2002, the estimated net amount of the existing gains within accumulated other comprehensive income that are expected to be reclassified into earnings within the next 12 months is approximately $2.1 million, net of tax. For the three-months ended June 30, 2002 and 2001, other income includes approximately ($209,000) and $172,000 of gain (loss) from changes in fair value of derivatives not qualifying as hedges and approximately $204,000 and ($17,000) of gain (loss) from the ineffective portion of the cash flow hedges, respectively. For the six months ended June 30, 2002 and 2001, other income includes approximately $224,000 and $981,000 of gain from changes in fair value of derivatives not qualifying as hedges and approximately ($1.4 million) and $375,000 of gain (loss) from the ineffective portion of cash flow hedges, respectively.

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

         The following table sets forth the future volumes by year and the range of prices to be received based upon the fixed price of the individual option and swap contracts and other financial instruments outstanding at June 30, 2002:

                                                                            2002                 2003
                                                                       ------------------   -----------------
            Gas related derivatives:
               Collar and swap options:
                    Volume (MMBtu)                                        12,427,200           7,300,000
                    Index price per MMBtu (floor-ceiling prices)         $2.50 - $3.96       $3.75 - $4.53


               Basis differential swaps:
                    Volume (MMBtu)                                          180,000            7,300,000
                    Index price per MMBtu                                $0.16 - $0.31       $0.18 - $0.36


            Oil related derivatives:
               Collar and swap options:
                    Volume (Bbls)                                           36,800                     -
                    Index price per Bbl (floor-ceiling prices)          $24.25 - $24.25                -

         The index price for the natural gas collars and swaps settles based on either a NYMEX Henry hub or a Permian Basin hub. The oil collars and swaps settle based on the prices for West Texas Intermediate on NYMEX. The basis differential swaps lock in the basis differential between NYMEX Henry Hub and the El Paso Permian or El Paso San Juan delivery points.

         In the Hallwood merger, Pure marked-to-market as of the merger date all the outstanding financial derivatives held by Hallwood which resulted in a liability of approximately $31.2 million. At June 30, 2002, the above table includes oil and gas derivatives acquired in the Hallwood merger (a) 147,200 MMBtu's of natural gas at a swap price of $3.96 per MMBtu and (b) 36,800 Bbls of oil at a swap price of $24.25 per barrel.

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

         Interest Rate Derivatives

         At June 30, 2002, Pure has $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004. These derivative contracts do not qualify as cash flow hedges as a result of the mismatch of maturities with Pure's debt instruments and, accordingly, is marked-to-market each reporting period.

(9)      Other Liabilities

         The other current liabilities consist of the following (in thousands):

                                                          June 30,         December 31,
                                                            2002               2001
                                                      ---------------    ---------------
         Accrued oil and gas production expenses            $ 52,035           $ 48,896
         Income taxes payable                                  4,276              1,394
         Accrued interest payable                              1,500              1,517
         Other                                                 1,185                711
                                                      ---------------    ---------------
                                                            $ 58,996           $ 52,518
                                                      ===============    ===============

  (10)   Exploration and Abandonment

         Exploration and abandonment expense consist of the following (in thousands):

                                                Three months ended June 30,          Six months ended June 30,
                                            --------------------------------     ----------------------------------
                                               2002               2001               2002                2001
                                            -------------     --------------     --------------     ---------------
         Geological and geophysical staff        $ 2,242            $ 1,864              4,522               3,301
         Exploratory dry hole costs                7,414              3,644             10,655               4,023
         Impaired unproved properties              1,197                345              1,647                 718
         Plugging and abandonment costs               81                 18                271                  20
         Seismic costs                             1,044                326              2,454                 926
         Other                                       760                269              1,280                 817
                                            -------------     --------------     --------------     ---------------
                                                $ 12,738            $ 6,466           $ 20,829             $ 9,805
                                            =============     ==============     ==============     ===============

 (11)    Comprehensive Income

                                                                        Three months ended June 30,   Six months ended June 30,
                                                                       ----------------------------   -------------------------
                                                                            2002          2001           2002           2001
                                                                       ------------   -------------   -----------   -----------
                                                                                             (in thousands)
    Net income                                                             $ 8,679       $ 25,577        $ 1,335     $  58,992


       Cumulative effect of accounting change
          for SFAS No. 133 adoption (a)                                          -              -              -       (11,364)
       Reclassification adjustment for hedging contracts (b)                  (555)         2,025          2,025        10,682
       Changes in fair value of expected cash flows (c)                      1,615         16,958          5,904        18,539
                                                                       ------------   ------------    -----------   -----------

    Comprehensive income                                                   $ 9,739       $ 44,560        $ 9,264     $  76,849
                                                                       ============   ============    ===========   ===========

    ------------

          (a) Net of tax of:                                               $     -       $      -        $     -     $  (6,119)
          (b) Net of tax of:                                               $  (299)      $  1,090        $ 1,090     $   5,752
          (c) Net of tax of:                                               $   869       $  9,125        $ 3,179     $  10,114

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

         The following are the results of operations from the discontinued operations:

                                                                Three months ended June 30,      Six months ended June 30,
                                                               -----------------------------   -----------------------------
                                                                  2002              2001           2002             2001
                                                               -------------    ------------   --------------  -------------
                                                                       (dollars in thousands except per share amounts)
      Oil and gas sales                                            $      -      $ 1,575           $ 1,075          $ 3,273
      Operating costs                                                     -         (625)             (360)          (1,189)
      Depletion, depreciation and amortization                            -         (429)             (436)            (738)
      Other costs                                                         -            1                 -                -
      Income taxes                                                        -         (183)              (98)            (471)
                                                               ------------- ------------      ------------     ------------
            Income from discontinued operations                           -          339               181              875
                                                               ------------- ------------      ------------     ------------

      Gain on disposal before taxes                                       -            -               671                -
      Income taxes                                                        -            -              (235)               -
                                                               ------------- ------------      ------------     ------------
            Gain on disposal                                              -            -               436                -
                                                               ------------- ------------      ------------     ------------
                  Total income from discontinued operations        $      -      $   339           $   617          $   875
                                                               ============= ============      ============     ============

      Basic income per share:

            Income from discontinued operations                    $      -      $  0.01           $  0.00          $  0.02
            Gain on disposal                                              -            -              0.01                -
                                                               ------------- ------------      ------------     ------------
                  Total income from discontinued operations        $      -      $  0.01           $  0.01          $  0.02
                                                               ============= ============      ============     ============

      Diluted income per share:

            Income from discontinued operations                    $      -      $  0.01           $  0.00          $  0.02
            Gain on disposal                                              -            -              0.01                -
                                                               ------------- ------------      ------------     ------------
                  Total income from discontinued operations        $      -      $  0.01           $  0.01          $  0.02
                                                               ============= ============      ============     ============

(13)  Notes Receivable - Officers and Employees

         Prior to the Titan merger, certain officers and employees of Titan entered into promissory notes with Titan for the purpose of receiving funds to exercise stock options and pay tax obligations related to the option exercises. The option agreements of these officers and employees provided for the use of the promissory notes to exercise the options. The promissory notes and related interest are recourse to the officers and employees. The promissory notes are secured by Pure common stock. The interest rate on the promissory notes is currently 6.43%. The principal and interest on the promissory notes is due in full on November 11, 2002.

         At the May 16, 2002 board of directors meeting, Pure's board extended until November 11, 2004 the maturity dates of the promissory notes of these officers and employees.

14)  Supplemental Condensed Consolidating Financial Information

         Certain subsidiaries of Pure have fully and unconditionally guaranteed the 7.125% senior notes. The following tables present the condensed consolidating financial information as June 30, 2002 and December 31, 2001 and for each of the six-month periods ended June 30, 2002 and 2001 for (a) Pure (Parent), (b) Guarantor subsidiaries and (c) Non-guarantor subsidiaries. Virtually all of Pure's operations are conducted by Pure's subsidiaries.

Condensed Consolidated Balance Sheet
June 30, 2002
(in thousands)

                                                                                           Non-
                                                        Pure          Guarantor         Guarantor
                                                      (Parent)       Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                     ------------  ---------------   --------------   --------------  --------------
Assets

       Current assets:

              Cash and cash equivalents                $   1,147      $     2,542        $      15     $          -     $     3,704
              Accounts receivable                          6,267           43,933           14,746                -          64,946
              Other current assets                           279            2,937                -                -           3,216
                                                     ------------  ---------------   --------------   --------------  --------------
                      Total current assets                 7,693           49,412           14,761                -          71,866
                                                     ------------  ---------------   --------------   --------------  --------------

       Properties, net                                         -        1,082,192          233,016                -       1,315,208
       Investment in subsidiaries                        595,267        2,786,481           44,227       (3,425,975)              -
       Deferred compensation                              11,152                -                -                -          11,152
       Other assets                                        4,776            9,142          244,626         (243,937)         14,607
                                                     ------------  ---------------   --------------   --------------  --------------
                      Total assets                     $ 618,888      $ 3,927,227        $ 536,630     $ (3,669,912)    $ 1,412,833
                                                     ============  ===============   ==============   ==============  ==============


Liabilities and equity

       Current liabilities:

              Accounts payable                         $      65      $    44,459        $   4,255     $          -     $    48,779
              Other current liabilities                    7,223           51,270            2,571                -          61,064
                                                     ------------  ---------------   --------------   --------------  --------------
                      Total current liabilities            7,288           95,729            6,826                -         109,843

       Long-term debt                                    570,636                -                -                -         570,636
       Accrued abandonment, restoration and
         environmental liabilities                             -           23,652            1,155                -          24,807
       Deferred income taxes                              (5,848)         142,168           (7,384)               -         128,936
       Other liabilities                                       -           14,159              605                -          14,764
                                                     ------------  ---------------   --------------   --------------  --------------
                      Total liabilities                  572,076          275,708            1,202                -         848,986

       Common stock subject to repurchase                 92,149                -                -                -          92,149

       Minority interest                                       -                -            1,971            5,000           6,971

       Equity                                            (45,337)       3,651,519          533,457       (3,674,912)        464,727
                                                     ------------  ---------------   --------------   --------------  --------------
                      Total liabilities and equity     $ 618,888      $ 3,927,227        $ 536,630     $ (3,669,912)    $ 1,412,833
                                                     ============  ===============   ==============   ==============  ==============

Condensed Consolidated Balance Sheet
December 31, 2001
(in thousands)

                                                                                       Non-
                                                     Pure          Guarantor        Guarantor
                                                   (Parent)       Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                                 --------------  ---------------  --------------   --------------   --------------
Assets

     Current assets:

            Cash and cash equivalents              $     5,220    $       273   $       100        $       -          $     5,593
            Accounts receivable                          6,293         42,835        17,045                -               66,173
            Other current assets                           188          6,476            15                -                6,679
                                                   -----------    -----------   -----------        -----------        -----------
                    Total current assets                11,701         49,584        17,160                -               78,445
                                                   -----------    -----------   -----------        -----------        -----------

     Properties, net                                       -        1,081,029       242,959                -            1,323,988
     Investment in subsidiaries                        585,551      2,724,156        47,586         (3,357,293)               -
     Deferred compensation                              14,982            -             -                  -               14,982
     Other assets                                        5,344         11,403       244,583           (243,937)            17,393
                                                   -----------    -----------   -----------        -----------        -----------
                    Total assets                   $   617,578    $ 3,866,172   $   552,288        $(3,601,230)       $ 1,434,808
                                                   ===========    ===========   ===========        ===========        ===========

Liabilities and equity

     Current liabilities:

            Accounts payable                       $     6,598    $    49,760   $     4,355        $       -          $    60,713
            Other current liabilities                    2,747         48,865         1,526                -               53,138
                                                   -----------    -----------   -----------        -----------        -----------
                    Total current liabilities            9,345         98,625         5,881                -              113,851

     Long-term debt                                    586,703            -             -                  -              586,703
     Accrued abandonment, restoration and
       environmental liabilities                           -           21,696           915                -               22,611
     Deferred income taxes                                (164)       142,867        (7,434)               -              135,269
     Other liabilities                                     -           11,537           509                -               12,046
                                                   -----------    -----------   -----------        -----------        -----------
                    Total liabilities                  595,884        274,725          (129)               -              870,480

     Common stock subject to repurchase                 69,800            -             -                  -               69,800

     Minority interest                                     -              -           1,445              5,000              6,445

     Equity                                            (48,106)     3,591,447       550,972         (3,606,230)           488,083
                                                   -----------    -----------   -----------        -----------        -----------
                    Total liabilities and equity   $   617,578    $ 3,866,172   $   552,288        $(3,601,230)       $ 1,434,808
                                                   ===========    ===========   ===========        ===========        ===========

Condensed Consolidated Statement of Operations
For the six months ended June 30, 2002
(in thousands)

                                                                                            Non-
                                                                   Pure       Guarantor   Guarantor
                                                                 (Parent)   Subsidiaries Subsidiaries Eliminations Consolidated
                                                                ---------   ------------ ------------ ------------ ------------
Revenues:

       Oil and gas sales                                        $     -      $ 174,467    $  23,057    $     -      $ 197,524
       Other operating revenues                                       -          2,048          -            -          2,048

                                                                ---------    ---------    ---------    ---------    ---------
              Total revenues                                          -        176,515       23,057          -        199,572
                                                                ---------    ---------    ---------    ---------    ---------

Expenses:

       Operating and other expenses                                 1,038       62,242        7,314          -         70,594
       Amortization of deferred compensation                        7,648         --            -            -          7,648
       Exploration and abandonments                                   -         20,758           71          -         20,829
       Depreciation, depletion and amortization                       592       67,285       12,931          -         80,808
       Office closure costs                                           -            954          -            -            954

                                                                ---------    ---------    ---------    ---------    ---------
              Total expenses                                        9,278      151,239       20,316          -        180,833
                                                                ---------    ---------    ---------    ---------    ---------

              Operating income (loss)                              (9,278)      25,276        2,741          -         18,739

Other income (expense):

       Equity in earnings of subsidiaries                           9,716       70,679       (3,359)     (77,036)         -
       Interest expense                                           (16,779)         (22)          (1)         -        (16,802)
       Other                                                       12,987       (9,759)       4,364       (8,168)        (576)

                                                                ---------    ---------    ---------    ---------    ---------
              Income (loss) before income taxes
               and minority interest                               (3,354)      86,174        3,745      (85,204)       1,361

Income tax benefit (expense)                                        4,689       (4,756)         (50)         -           (117)
Minority interest                                                     -            -           (526)         -           (526)
                                                                ---------    ---------    ---------    ---------    ---------

              Income (loss) from continuing operations              1,335       81,418        3,169      (85,204)         718

Income from discontinued operations                                   -            617          -            -            617
                                                                ---------    ---------    ---------    ---------    ---------

              Net income (loss)                                 $   1,335    $  82,035    $   3,169    $ (85,204)   $   1,335
                                                                =========    =========    =========    =========    =========

Condensed Consolidated Statement of Operations
For the six months ended June 30, 2001
(in thousands)

                                                                                         Non-
                                                          Pure          Guarantor      Guarantor
                                                        (Parent)       Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------------  ---------------   -------------  -------------- ---------------
Revenues:

       Oil and gas sales                                 $      -        $ 213,953        $ 42,550      $        -       $ 256,503
       Other operating revenues                                 -              449               -               -             449
                                                     -------------  ---------------   -------------  -------------- ---------------
              Total revenues                                    -          214,402          42,550               -         256,952
                                                     -------------  ---------------   -------------  -------------- ---------------

Expenses:

       Operating and other expenses                           865           61,482           7,951               -          70,298
       Amortization of deferred compensation               18,685                -               -               -          18,685
       Exploration and abandonments                             -            9,808              (3)              -           9,805
       Depreciation, depletion and amortization               253           39,955          20,096               -          60,304
                                                     -------------  ---------------   -------------  -------------- ---------------
          Total expenses                                   19,803          111,245          28,044               -         159,092
                                                     -------------  ---------------   -------------  -------------- ---------------

          Operating income (loss)                         (19,803)         103,157          14,506               -          97,860

Other income (expense):

       Equity in earnings of subsidiaries                  82,884           21,631               -        (104,515)              -
       Interest expense                                   (10,660)            (376)              -               -         (11,036)
       Other                                                  182            1,459           7,129          (7,019)          1,751
                                                     -------------  ---------------   -------------  -------------- ---------------
          Income (loss) before income taxes
            and minority interest                          52,603          125,871          21,635        (111,534)         88,575

Income tax expense                                          6,389          (36,483)             (5)              -         (30,099)
Minority interest                                               -                -            (712)            353            (359)
                                                     -------------  ---------------   -------------  -------------- ---------------

          Income (loss) from continuing operations         58,992           89,388          20,918        (111,181)         58,117

Income from discontinued operations                             -              875               -               -             875
                                                     -------------  ---------------   -------------  -------------- ---------------

          Net income (loss)                              $ 58,992        $  90,263        $ 20,918      $ (111,181)      $  58,992
                                                     =============  ===============   =============  ============== ===============

Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2002
(in thousands)

                                                                                          Non-
                                                             Pure         Guarantor     Guarantor
                                                          (Parent)      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                        ------------    ------------  --------------  ------------  ------------
Cash flows from operating activities                    $    10,387     $     85,030  $       1,169   $        -    $    96,586

Cash flows from investing activities:

       Capital expenditures and acquisitions                      -         (110,250)        (1,254)           -       (111,504)
       Proceeds from sale of assets                               -            4,763              -            -          4,763
       Proceeds from sale of assets - discontinued
        operations                                                -           22,450                                     22,450
       Other                                                      -              276              -            -            276
                                                        ------------    ------------  --------------  ------------  ------------
               Net cash used in investing activities              -          (82,761)        (1,254)           -        (84,015)
                                                        ------------    ------------  --------------  ------------  ------------

Cash flows from financing activities:

       Change in debt                                       (16,200)               -              -            -        (16,200)
       Other                                                  1,740                -              -            -          1,740
                                                        ------------    ------------  --------------  ------------  ------------
               Net cash provided by (used in)
                 financing activities                       (14,460)               -              -            -        (14,460)
                                                        ------------    ------------  --------------  ------------  ------------

Increase (decrease) in cash and cash equivalents             (4,073)           2,269            (85)           -         (1,889)

Cash and cash equivalents, beginning of period                5,220              273            100            -          5,593
                                                        ------------    ------------  --------------  ------------  ------------
Cash and cash equivalents, end of period                $     1,147     $      2,542  $          15   $        -    $     3,704
                                                        ============    ============  ==============  ============  ============


Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2001
(in thousands)

                                                                                          Non-
                                                          Pure          Guarantor       Guarantor
                                                        (Parent)      Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                        ----------    --------------  ------------    ------------- ------------
Cash flows from operating activities                    $ (373,220)   $    522,821    $     12,865    $          -  $   162,466

Cash flows from investing activities:

       Capital expenditures and acquisitions                     -        (288,096)       (247,840)              -     (535,936)
       Proceeds from sale of assets                              -           1,964               -               -        1,964
       Other                                                     -        (240,707)              -         240,707            -
                                                        ----------    ------------    ------------    ------------  -----------
               Net cash used in investing activities             -        (526,839)       (247,840)        240,707     (533,972)
                                                        ----------    ------------    ------------    ------------  -----------

Cash flows from financing activities:

       Change in debt                                      379,673               -               -               -      379,673
       Other                                                (1,543)          5,000         240,707        (240,707)       3,457
                                                        ----------    ------------    ------------    ------------  -----------
               Net cash provided by (used in)
                 financing activities                      378,130           5,000         240,707        (240,707)     383,130
                                                        ----------    ------------    ------------    ------------  -----------
Increase (decrease) in cash and cash equivalents             4,910             982           5,732               -       11,624

Cash and cash equivalents, beginning of period                  (4)          3,329               -               -        3,325
                                                        ----------    ------------    ------------    ------------  -----------
Cash and cash equivalents, end of period                $    4,906    $      4,311    $      5,732    $          -     $ 14,949
                                                        ==========    ============    ============    ============  ===========

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

Impact of Commodity Prices

         Our revenues, operating results and future growth depend substantially on prevailing oil and natural gas prices. Price volatility in the oil and natural gas markets has remained prevalent in the last few years. During 1998 and through the first quarter of 1999, we experienced a decline in energy commodity prices. However, in the summer of 1999 and continuing into early 2000, prices improved. The average prices received by producers in all our core areas rose sharply in the first half of 2001 and 2000 compared to 1999. The average NYMEX price for crude oil and natural gas was $19.30 per barrel and $2.32 per Mcf for 1999, $30.25 per barrel and $4.32 per Mcf for 2000 and $26.00 per barrel and $4.14 per Mcf in 2001. In the second quarter of 2002 the average NYMEX prices were $26.27 per barrel of crude oil and $3.42 per Mcf of natural gas. At June 30, 2002, the NYMEX prices for crude oil and natural gas were $26.86 per barrel and $3.25 per Mcf, respectively. By way of comparison, at August 7, 2002, the NYMEX prices for crude oil and natural gas were $26.50 per barrel and $2.66 per Mcf, respectively.

         In an effort to mitigate the impact of commodity prices Pure, at times, utilizes financial commodity derivatives. At June 30, 2002, Pure had financial commodity derivatives for 12,427,200 and 7,300,000 MMBtu of natural gas to mitigate the impact of natural gas prices on its estimated 2002 and 2003 natural gas production, respectively. Also, at June 30, 2002, Pure had commodity derivatives for 36,800 barrels of oil on its estimated 2002 oil production and none for its 2003 oil production.

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

Recent Events

         In the second quarter of 2002, Pure closed its Corpus Christi, Texas office and consolidated those operations primarily into its Houston, Texas office. The primary reason for the closure was a reduction in the activities conducted by the Corpus Christi office and the ability to conduct Pure's south Texas activities from its Houston office. As a result of this closure, Pure incurred a charge in the second quarter of 2002 of approximately $1.0 million related to severance and closure costs. Pure expects to achieve a reduction of approximately $3.0 to $3.5 million in general and administrative and exploration staff costs due to the closure.

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

Hallwood Merger

         On March 30, 2001, Pure and Hallwood Energy Corporation ("Hallwood") announced the signing of a definitive merger agreement pursuant to which Pure Resources II, Inc., an indirect wholly-owned subsidiary of Pure, would acquire all the outstanding shares of common stock of Hallwood at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The all-cash transaction was structured as a first step tender offer followed by a cash merger to acquire all remaining shares of Hallwood. Total cash purchase price for the transaction is estimated to be approximately $260.4 million, including assumed debt. Purchase accounting treatment was utilized in this transaction which resulted in a total purchase price of approximately $277.9 million.

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

Employment/Severance Arrangements

       Put Right

       Pursuant to the employment and/or severance and put right agreements ("employment/severance agreements") entered into between Pure and its officers, under certain circumstances described below, each covered officer has the right to require Pure to purchase ("put right"), at a price equal to the "net asset value" per share, the shares of Pure common stock:

..    Received by the officer in the Titan merger in exchange for shares of Titan common stock held by the officer on December 1, 1999 (of which there were 2,796,107 Pure shares held subject to the put right at June 30, 2002). At June 30, 2002, with the net asset value per share of $20.86, Pure's obligation to purchase this common stock was approximately $58.3 million.

..    Acquired by the officer pursuant to exercise of stock options currently held or granted in the future, (see Note 6 of Notes to Consolidated Financial Statements for the shares underlying the stock option subject to the put right at June 30, 2002 and the applicable exercise prices). At June 30, 2002, there were 4,100,584 stock options subject to the put right, of which 4,090,041 had exercise prices that were less than the net asset value per share of $20.86 at June 30, 2002. Pure would receive proceeds of approximately $51.5 million if the 4,090,041 of stock options were exercised and Pure's obligation to purchase the 4,090,041, at the net asset value per share of $20.86 at June 30, 2002, was approximately $85.3 million. Accordingly, Pure's net obligation related to the stock options subject to the put right at June 30, 2002 was approximately $33.8 million.

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

       If a put event occurs and one or more of the covered officers exercises the put right, Pure will require cash to satisfy its obligation to purchase the shares covered by the put exercise. Because the employment/severance agreements provide the covered officer the right to include in the amount of shares to be purchased by Pure any specified shares that are acquired pursuant to stock option exercises after the put event or put date but before the related put closing, Pure may receive cash from stock option exercises in connection with exercises of the put right. If Pure does not have enough cash, net of the amount received by Pure in related stock option exercises, to satisfy its obligations, Pure would have to incur additional indebtedness. At June 30, 2002, the net amount of required cash, assuming all individuals subject to the put exercise their put right at the net asset value per share of $20.86, is estimated to be $92.1 million (which is reflected in the consolidated balance sheet as the amount of the common stock subject to repurchase). At the end of the calendar quarters since the origination of the employment/severance agreements containing the put right, the amount of the common stock subject to repurchase has ranged from $69.2 million to $155.5 million, as calculated in accordance with the following paragraph. Accordingly, it could require substantial financial resources of Pure to fund the put right.

       The net asset value per share is computed by dividing the net asset value, as defined below, by the number of fully-diluted outstanding shares. The net asset value is computed as 110% of the pre-tax present value (discounted at 10%) of Pure's proved reserves, utilizing the average of the three-year NYMEX commodity strip price for the 120 days prior to the put date (adjusted for commodity hedges in place at the put date), less the funded debt of Pure at the put date. Funded debt was approximately $573 million at June 30, 2002. The calculated number of fully-diluted outstanding shares as the sum of (a) the total issued and outstanding common shares of Pure at the put date and (b) the total number of outstanding stock options (regardless of whether the options are in-the-money or out-of-the-money) or other securities convertible into common stock as of the put date (for both management and employees).

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

       At June 30, 2002, the net asset value per share (based on the data above) was estimated to be $20.86 and Pure's common stock price closed at $20.80 per share.

       The $92.1 million reflected in the consolidated balance sheet at June 30, 2002 as common stock subject to repurchase is based on the net asset value per share of $20.86 discussed above and has been calculated as (a) the amount required to purchase all covered shares of common stock (including shares underlying stock options) of all covered officers, less (b) the proceeds Pure would receive from the exercise by all covered officers of all of their in-the-money stock options (options whose exercise price is less than the net asset value per share).

       The gross deferred compensation related to Pure's potential obligations to purchase the covered shares (including shares underlying stock options), which at June 30, 2002 was approximately $34 million, is calculated as the sum of the following:

     (a) the product of (x) the difference between the net asset value per share and Pure's common stock price (but only if the net asset value per share is higher), times (y) the total of the number of all covered officers' covered shares that were actually outstanding at June 30, 2002; plus

     (b) The product of (x) the difference between the higher of the net asset value per share or Pure's common stock price and the exercise price of all covered officers' stock options with an exercise price that is less than the higher of net asset value per share or Pure's common stock price, times (y) the number of shares underlying these stock options.

     In 2002, 2001 and 2000, Pure recorded approximately $7.1 million, $915,000 and $14.8 million, respectively, in compensation expense related to these compensation arrangements. The total deferred compensation periodically determined will be amortized as compensation expense over a three-year period for common stock held at May 26, 2000 (date of the Titan merger), and the vesting period of each of the applicable stock option agreements. At June 30, 2002 the deferred compensation reflected in the consolidated balance sheet of $11.2 million is computed by taking the gross deferred compensation of $34 million less the compensation expense recorded in 2002, 2001 and 2000, as noted above. After May 26, 2003, any changes in gross deferred compensation, except for stock options not fully vested, for each quarterly determination period will be charged or credited to compensation expense in each quarterly determination period.

         This compensation arrangement is being treated as a "variable plan" under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." As a result of this treatment, during the three and six months ended June 30, 2002, additional paid-in capital was decreased by $29.8 million and $19.0 million, respectively.

         At June 30, 2002, Pure recorded as common stock subject to repurchase $92.1 million based on Pure's historical method of calculating this liability. Due to interpretational factors and circumstances that could exist at the time of the exercise of the put right, Pure estimates this put obligation would be not less than $92.1 million nor more than $103.9 million at June 30, 2002. The aforementioned interpretations and circumstances relate to the treatment and application of the proceeds from the exercise of the stock options and to the number of shares to be considered or utilized as fully-diluted shares. Additionally, the common stock subject to repurchase could differ due to (a) the imprecision associated with the engineering of oil and gas reserves and (b) the multiple valuations of the proved reserves that could be required under the put right, as discussed above.

         Severance Benefits

         Pursuant to the employment/severance agreements, upon the occurrence of a termination event for severance benefits, as defined in the applicable agreement and discussed below, each covered officer is entitled to severance benefits including the following:

  . Cash payment equal to one to three times (depending on officer) of the sum of (a) the annual base salary and (b) greater of the bonus from the preceding year or the average of the bonus from the three previous years, with a gross-up payment to offset fully the effect of any federal excise tax imposed on the severance payment. The aggregate payment potentially payable, at June 30, 2002, under this provision is approximately $6.2 million, excluding the effect of any gross-up payment, if any.

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

     . The prices used for determining cash flows are determined based on the near-term (a period of one to four years, depending on management's current views of future market conditions) NYMEX futures index adjusted for property specific qualitative and location differentials. The latest futures price in the near-term price outlook is then held constant for the remaining life of the properties. Prices estimated for future periods may be above or below current pricing levels. Assuming use of another party's price outlook, it is possible that Pure could have incurred an impairment in 2002; however, Pure's management believes its price outlook assumptions were reasonable at the time and at June 30, 2002.

     If commodity prices deteriorate from management's view of those prices at June 30, 2002, it is possible that Pure could incur an impairment during the remainder of 2002.

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

Operating Data

     The following sets forth Pure's historical operating data (a):

                                                                            Three months ended       Six months ended
                                                                                 June 30,                June 30,
                                                                         -----------------------   --------------------
                                                                            2002         2001        2002       2001
                                                                         -----------  ----------   ---------  ---------
Production:
     Oil and condensate (MBbls) ..................................            2,005       1,903       4,029      3,673
     Natural gas (MMcf) ..........................................           22,513      20,812      44,131     35,410
     Total (MBOE) ................................................            5,757       5,372      11,384      9,575

Average daily production:
     Oil and condensate (Bbls) ...................................           22,033      20,912      22,260     20,293
     Natural gas (Mcf) ...........................................          247,396     228,703     243,818    195,635
     Total (BOE) .................................................           63,266      59,029      62,896     52,899

Average sales price per unit (excluding effects of hedging):
     Oil and condensate (per Bbl) ................................         $  24.42    $  24.49    $  21.48   $  25.89
     Natural gas (per Mcf) .......................................         $   2.62    $   4.12    $   2.28   $   4.83
     Total (per BOE) .............................................         $  18.74    $  24.65    $  16.42   $  27.80

Average sales price per unit (including effects of hedging):
     Oil and condensate (per Bbl) ................................         $  24.40    $  24.08    $  21.62   $  25.49
     Natural gas (per Mcf) .......................................         $   2.72    $   4.13    $   2.50   $   4.60
     Total (per BOE) .............................................         $  19.13    $  24.54    $  17.35   $  26.79

Expenses per BOE:
     Production costs, excluding production and other taxes ......         $   3.68    $   3.95    $   3.68   $   3.85
     Production and other taxes ..................................         $   1.39    $   1.71    $   1.42   $   1.93
     General and administrative ..................................         $   1.12    $   1.63    $   1.10   $   1.56
     Depletion, depreciation and amortization ....................         $   7.35    $   6.76    $   7.10   $   6.30

____________
(a) The operating data does not include the effects of the operating results for the assets presented as discontinued operations as discussed in Note 12 of Notes to Consolidated Financial Statements. The production from the properties associated with the discontinued operations, not included in the table, were 755 BOE per day for the three months ended June 30, 2001. The production from the properties associated with the discontinued operations, not included in the table, were 350 and 725 BOE per day for the six months ended June 30, 2002 and 2001, respectively.

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

         Three-months ended June 30, 2002 as compared to 2001

         Pure's revenues from the sale of oil and natural gas were $48.9 million and $61.2 million for 2002 and $45.8 million and $86.0 million for 2001, respectively. Including the effects of hedging, compared with 2001, Pure's 2002 average oil sales prices increased by $0.32 per Bbl, or 1%, while average gas sales prices decreased by $1.41 per Mcf, or 34%. The increase in production of 385 MBOE in 2002, over the same period in 2001, is primarily the result of the Hallwood merger and the success of Pure's capital program, offset by normal production declines. The Hallwood properties contributed approximately 955 MBOE of production in 2002 as compared to 707 MBOE in 2001, primarily as a result of 2002 having one additional month of production.

         Other operating revenues are primarily the result of Hallwood's monetization of its Section 29 credits, prior to Pure's acquisition of Hallwood. Pure will continue to receive this revenue through December 2002 when the
Section 29 credits are currently set to expire.

         Pure's oil and gas production expenses, excluding production and other taxes, were $21.2 million ($3.68 per BOE) and $21.2 million ($3.95 per BOE) for 2002 and 2001, respectively. In 2002 as compared to 2001, production expenses include one additional month of costs associated with the Hallwood properties. Pure is starting to realize the effects of reduced electricity prices as a result of deregulation in the state of Texas. Production expenses decreased $0.27 per BOE which is the result of increased production in 2002.

         Production and other taxes were $8.0 million ($1.39 per BOE) and $9.2 million ($1.71 per BOE) for 2002 and 2001, respectively. The decrease in production and other taxes is primarily attributable to the decrease in oil and gas revenues resulting from the decreased commodity prices.

         General and administrative ("G&A") expenses were $6.4 million ($1.12 per BOE) and $8.8 million ($1.63 per BOE) for 2002 and 2001, respectively. G&A costs primarily decreased $2.4 million as a result of closing its Hallwood offices in early August 2001. The decrease in the per unit amount of G&A costs primarily relates to the increased production.

         Depletion, depreciation, and amortization expense ("DD&A") was $42.3 million ($7.35 per BOE) and $36.3 million ($6.76 per BOE) for 2002 and 2001, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the Hallwood merger , Pure's capital program for 2002 and inclusion, in 2002, of approximately $1.4 million of additional DD&A from the Hallwood properties as a result of finalizing the purchase price allocation. The increase in the per unit amount is primarily attributable to (a) the per unit acquisition costs from the Hallwood merger and (b) the additional DD&A recorded relative to the Hallwood properties as previously discussed.

         Pure's exploration and abandonment expense was $12.7 million and $6.5 million for 2002 and 2001, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the Hallwood merger, (b) exploratory dry hole costs, (c) seismic and (d) increase in impairment of unproved properties. The significant increase in exploratory dry hole costs is related to the increase in the exploratory capital expended in 2002 as compared to 2001 which exposed Pure to the risk of increased dry hole costs.

         In 2002 and 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program in 2001 and continuing into 2002 and (b) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued $350 million of 7.125% fixed rate senior notes.

         In 2002 and 2001, other income (expense) includes ($5,000) and $155,000 of gain (loss) attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No. 133, respectively.

         Income tax expense was $2.9 million and $12.3 million for 2002 and 2001, respectively. The effective income tax rates (from continuing and discontinued operations combined) for 2002 and 2001 were approximately 24% and 33%, respectively. The lower effective tax rate is primarily due to the increase in the Section 29 credits from properties acquired in 2001 and based on Pure's current expectations for 2002.

         Six-months ended June 30, 2002 as compared to 2001

         Pure's revenues from the sale of oil and natural gas were $87.1 million and $110.4 million for 2002 and $93.6 million and $162.9 million for 2001, respectively. Including the effects of hedging, compared with 2001, Pure's 2002 average oil sales prices decreased by $3.87 per Bbl, or 15%, while average gas sales prices decreased by $2.10 per Mcf, or 46%. The increase in production of 1,809 MBOE in 2002, over the same period in 2001, is primarily the result of the International Paper transaction, Hallwood merger and the success of Pure's capital program, offset by normal production declines. The International Paper transaction and Hallwood properties contributed approximately 3,366 MBOE of production in 2002 as compared to 2,409 MBOE in 2001. Production for 2002 includes one additional month of production from the International Paper transaction and four additional months of production from the Hallwood merger, as compared to 2001.

         Other operating revenues are primarily the result of Hallwood's monetization of its Section 29 credits, prior to Pure's acquisition of Hallwood. Pure will continue to receive this revenue through December 2002 when the
Section 29 credits are currently set to expire.

         Pure's oil and gas production expenses, excluding production and other taxes, were $41.9 million ($3.68 per BOE) and $36.8 million ($3.85 per BOE) for 2002 and 2001, respectively. Production expenses increased $5.1 million, which is primarily the result of production cost increases associated with the International Paper transaction properties of $1.3 million and Hallwood merger properties of $3.4 million. Pure is starting to realize the effects of reduced electricity prices as a result of deregulation in the state of Texas.

         Production and other taxes were $16.2 million ($1.42 per BOE) and $18.5 million ($1.93 per BOE) for 2002 and 2001, respectively. The decrease in production and other taxes is primarily attributable to the decrease in oil and gas prices, offset by the associated additional production from the assets in the International Paper transaction and the Hallwood merger in 2002.

         General and administrative ("G&A") expenses were $12.5 million ($1.10 per BOE) and $15.0 million ($1.56 per BOE) for 2002 and 2001, respectively. G&A costs decreased $2.5 million between periods. After reimbursing IP for two months of G&A costs in 2001, Pure's G&A costs related to the IP assets were less in the 2nd quarter of 2001 and all of 2002. Pure incurred G&A costs in 2001 related to Hallwood prior to the closing of its offices in early August 2001. The decrease in the per unit amount of G&A costs relates to the increased production and reduced G&A costs.

         Depletion, depreciation, and amortization expense ("DD&A") was $80.8 million ($7.10 per BOE) and $60.3 million ($6.30 per BOE) for 2002 and 2001, respectively. DD&A increased in absolute amounts due primarily to the inclusion of the properties from the International Paper transaction, the Hallwood merger, Pure's capital program for 2002 and inclusion, in 2002, of approximately $1.4 million of additional DD&A from the Hallwood properties as a result of finalizing the purchase price allocation. The increase in the per unit amount is primarily attributable to (a) the per unit acquisition costs from the International Paper transaction and Hallwood merger and (b) the additional DD&A recorded relative to the Hallwood properties as previously discussed.

         Pure's exploration and abandonment expense was $20.8 million and $9.8 million for 2002 and 2001, respectively. Increase in exploration expenses is primarily related to (a) an increase in geological and geophysical staff and related costs as a result of the International Paper transaction and Hallwood merger, (b) exploratory dry hole costs, (c) seismic and (d) increase in impairment of unproved properties. The significant increase in exploratory dry hole costs is related to the increase in the exploratory capital expended in 2002 as compared to 2001 which exposed Pure to the risk of increased dry hole costs.

         In 2002 and 2001, Pure had interest expense due to (a) Pure's significant capital expenditure program in 2001, (b) the International Paper transaction that closed in January 2001 and (c) the assumption of the Hallwood debt and the cash tender offer in the Hallwood merger in May 2001. In June 2001, Pure issued $350 million of 7.125% fixed rate senior notes.

         In 2002 and 2001, other income (expense) includes ($1.2 million) and $1.4 million of gain (loss) attributable to the ineffective portion of the cash flow hedges and the change in fair value of certain derivatives not qualifying as hedges under SFAS No. 133, respectively.

         Income tax expense was $117,000 and $30.1 million for 2002 and 2001, respectively. The effective income tax rates (from continuing and discontinued operations combined) for 2002 and 2001 was approximately 19% and 34%, respectively. The lower effective tax rate is primarily due to the increase in the Section 29 credits from properties acquired in 2001 and based on Pure's current expectation for 2002.

         In the first six months of 2002, Pure sold properties located in the Permian Basin region for approximately $23 million, subject to adjustments, which resulted in a gain of approximately $671,000. As a result of selling these properties, Pure was required to reflect this disposition of assets as discontinued operations under the provisions of SFAS No. 144. In 2002 and 2001, the results of operations, before income taxes, from these assets was approximately $279,000 and $1.3 million, respectively.

Liquidity and Capital Resources

         Pure's primary capital resources are net cash flows provided by operating activities and the availability under its revolving credit facilities, of which approximately $287 million was available at June 30, 2002. Unlike many energy related companies, Pure's revolving credit facilities do not require Pure to undergo borrowing base redeterminations, which could result in reduced credit availability. In June 2001, Pure completed the issuance of 7.125% senior notes due in 2011, the proceeds from which were used to pay off the interim financing for the Hallwood merger and reduce existing borrowings under Pure's revolving credit facilities. Pure requires capital primarily for its exploration, development and acquisition of oil and gas properties, repayment of indebtedness and general working capital needs. When appropriate, Pure would consider use of debt and equity financing, non-recourse transactions and asset sales.

Net Cash Provided by Operating Activities

         Cash flow from operating activities for Pure was $38.1 million for the three months ended June 30, 2002 compared to $84.7 million for the 2001 period. Cash flow from operating activities for Pure was $96.6 million for the six months ended June 30, 2002 compared to $162.5 million for the 2001 period. The decrease in net cash provided by operating activities was primarily due to decreased commodity prices between comparable quarters, offset by (a) Pure's significant capital expenditure program in 2001, (b) the Hallwood merger and (c) the International Paper transaction. Commodity prices are highly volatile and Pure's cash flow can vary dramatically from period to period. A substantial period of low commodity prices could have a substantial negative impact on Pure's cash flow.

Capital Expenditures

         For 2002, Pure's initial drilling and related capital budget was approximately $225 million. The initial budget was comprised of approximately
(a) $66 million in development projects, (b) $49 million in exploration projects, (c) $84 million in probable/possible projects, (d) $24 million to acquire additional acreage and seismic data and (e) $2 million in other corporate items. As noted in the fourth quarter of 2001, due to declines in commodity prices, Pure reviewed its 2002 drilling and related capital spending plan and expected approximately $105 to $150 million to be spent in 2002. Pure recently reevaluated its remaining 2002 capital spending plan and expects it may spend less than $225 million but more than $150 million. Pure will maintain flexibility to accelerate or decrease 2002 capital spending depending on commodity prices. The final determination with respect to the drilling of any well, including those currently budgeted, will depend on a number of factors, including (i) the results of exploration efforts and the review and analysis of the seismic data, (ii) the availability of sufficient capital resources by Pure and other participants for drilling prospects, (iii) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and costs of drilling rigs and crews, (iv) the financial resources and results of Pure, and (v) the availability of leases on reasonable terms and permitting for the potential drilling location. There can be no assurance that the budgeted wells will encounter, if drilled, recompleted or worked over, reservoirs of commercial quantities of natural gas or oil.

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

                                               Three months ended June 30,            Six months ended June 30,
                                              --------------------------------     ---------------------------------
                                                  2002               2001               2002               2001
                                              -------------    ---------------     --------------     --------------
                                                                          (in thousands)
          Property acquisition (a):
                  Proved                       $    24,637      $     299,584       $     24,859       $    568,517
                  Unproved                         (11,925)            34,451             (7,910)            42,065
          Exploration                               29,813              9,361             54,170             17,200
          Development                               16,538             47,996             41,293             86,533
                                              -------------    ---------------     --------------     --------------

                  Total costs incurred         $    59,063      $     391,392       $    112,412       $    714,315
                                              =============    ===============     ==============     ==============

______________
(a) In the 2/nd/ quarter of 2002, Pure completed the analysis of its allocated fair values to oil and gas properties related to the Hallwood merger. As a result, Pure reclassed approximately $16.9 million from unproved to proved property acquisition costs. Accordingly, in the second quarter of 2002, Pure recorded an additional $1.4 million of depletion expense to capture the effects of the reclass since the date of the Hallwood merger.

Capital Resources

         Pure's current primary capital resources are net cash flows provided by operating activities and the availability under the revolving credit facilities, of which approximately $287 million was available at June 30, 2002. Pure has significant contractual obligations in the future that will require capital resources. The following table is a summary of the significant contractual obligations at June 30, 2002:

                                                                                   Obligations Due in Period
                                                    --------------------------------------------------------------------------------
               Contractual Cash Obligations             2002           2003-2004         2005-2006        Thereafter        Total
         -----------------------------------------  ---------------  ---------------  ----------------  ---------------  -----------
                                                                                      (in thousands)
         7.125% senior notes                         $         -      $         -     $           -      $   350,000     $ 350,000
         5-Year Revolver                                       -                -            65,500                -        65,500
         3-Year Revolver                                       -          157,500                 -                -       157,500
         Working Capital Revolver                              -                -                 -                -             -
         Non-cancelable operating leases                   1,289            5,041             4,758            1,367        12,455
         Non-cancelable subleases                           (155)            (778)             (909)               -        (1,842)
         Commodity derivatives                             1,895             (934)                -                -           961
         Interest rate derivatives                           451            1,039                 -                -         1,490
         Common stock subject to repurchase (a)                -                -                 -           92,149        92,149
                                                    -------------    -------------   ---------------    -------------   -----------
         Total contractual cash obligations          $     3,480      $   161,868     $      69,349      $   443,516     $ 678,213
                                                    =============    =============   ===============    =============   ===========

_________________
(a) The contractual due date of the common stock subject to repurchase is not determinable at the present.

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

         At June 30, 2002, Pure had the following financial commitments:

                                                                                Commitment Expiration per Periods
                                                       ----------------------------------------------------------------------
                      Financial Commitments                  2002       2003-2004     2005-2006       Thereafter        Total
            ----------------------------------------   ------------    -----------   ------------   ------------  -----------
                                                                              (in thousands)
            3-Year Revolver                            $          -    $   275,000   $          -   $       -     $   275,000
            5-Year Revolver                                       -             -         235,000           -         235,000
            Working Capital Revolver                         10,000             -               -           -          10,000
            Performance bonds                                11,723             -               -           -          11,723
            Standby letters of credit                             -             -               -           -             -
            Pure guarantees                                       -             -               -           -             -
                                                       ------------    -----------   ------------   ------------  -----------
            Total contractual financial commitments    $     21,723    $   275,000   $    235,000   $       -     $   531,723
                                                       ============    ===========   ============   ============  ===========

         At June 30, 2002, of the financial commitments under Pure's 3-Year Revolver, 5-Year Revolver and Working Capital Revolver, there was $117.5 million, $169.5 million and $10 million of availability. In the normal course of business, Pure has performance obligations which are supported by surety bonds and letters of credit. These obligations primarily cover site restoration and dismantlement or other programs where governmental organizations require such support.

         At June 30, 2002, the common stock subject to repurchase was approximately $92.1 million, as reflected in Pure's consolidated balance sheet. In the quarters since the origination of the employment/severance agreements containing the put right the amount of the common stock subject to repurchase has ranged from $69.2 million to $155.4 million. Accordingly, the exercise of the put right could require substantial financial resources, in excess of those available at June 30, 2002, of Pure to fund the put right. If this occurred, this could reduce Pure's capital resources available to be utilized towards its debt, capital budget and acquisitions.

Credit Facilities and Senior Notes

         5-Year Revolver

         In September 2000, Pure entered into an unsecured credit agreement for a $250 million five-year revolving credit facility ("5-Year Revolver") with JPMorgan Chase Bank (the "Bank") and First Union National Bank. The 5-Year Revolver has current commitments of $235 million. All amounts outstanding on the 5-Year Revolver are due and payable in full on September 29, 2005. A portion of the 5-Year Revolver is available for the issuance of up to $50 million of letters of credit. At June 30, 2002, $65.5 million was outstanding under the 5-Year Revolver.

         At Pure's option, borrowings under the 5-Year Revolver bear interest at either (a) the "Alternative Base Rate" (i.e. the higher of the Bank's prime rate, or the federal funds rate plus .50% per annum), or (b) the Eurodollar rate plus a margin ranging from .80% to .95% per annum for the 5-Year Revolver. These margins increase as Pure's debt coverage ratio decreases. Participation fees on letters of credit are due quarterly and range from .925% to 1.075% per annum of the outstanding amount of letters of credit. Facility fees are due quarterly on the total of the outstanding commitments under the 5-Year Revolver and range from .20% to .30% per annum. At June 30, 2002, Pure is paying .875% margin on its Eurodollar tranches.

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

         3-Year Revolver

         In November 2001, Pure entered into an unsecured credit agreement with JPMorgan Chase, First Union National Bank and BNP Paribas for a $275 million 3-year revolving credit facility ("3-Year Revolver"). All amounts outstanding under the 3-Year Revolver are due and payable in full on November 20, 2004. A portion of the 3-Year Revolver is available for the issuance of up to $50 million of letters of credit. At June 30, 2002, $157.5 million was outstanding under the 3-Year Revolver.

         At Pure's option, borrowings under the 3-Year Revolver bear interest at either (a) the "Alternate Base Rate" (i.e., higher of the Bank's prime rate, or the federal funds rate plus .50% per annum) or (b) the Eurodollar rate plus a margin ranging from .375% to .950% per annum. These margins vary as Pure's debt rating with S&P and Moody's changes (i.e. improvement in Pure's debt rating decreases its margins). At June 30, 2002, Pure is paying .750% margin on its Eurodollar tranches.

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

         Credit Rating Agencies

         Pure, as a part of issuing its 7.125% senior notes, received credit ratings from Fitch, Moody's and Standards & Poor ("S&P"). Pure received, from the rating agencies, investment grade ratings (Baa3 with Fitch, Baa3 with Moody's and BBB- with S&P). Pure is subject to regular reviews by the rating agencies. In April 2002, Moody's announced it was placing Pure's long-term debt rating "under review for possible downgrade," while our ratings with Fitch and S&P were reaffirmed. If Pure were to be downgraded by any of the rating agencies it could have an impact on Pure's (a) ability to get additional financing in the future and (b) interest rates and fees it would be able to obtain on new financing. As noted above, under Pure's 3-Year Revolver the interest rate and fees are adjusted upon changes to Pure's credit rating, both positively and negatively by two or more rating agencies. At the present, Pure does not have any obligations whose payment would be accelerated in the event of a downgrade of Pure's credit rating.

Liquidity and Working Capital

         At June 30, 2002, Pure had $3.7 million of cash and cash equivalents. Pure's ratio of current assets to current liabilities was 0.65 at June 30, 2002. Pure maintains low cash levels for cash management purposes. Pure, at June 30, 2002, had availability under its revolving credit facilities to fund any working capital deficit.

         Working Capital Revolver

         In October 2000, for purposes of maximizing its daily cash management activity, Pure entered into an unsecured $10 million working capital credit facility (the "Working Capital Revolver") with the Bank. Individual borrowings may be made for up to a three week period. The Working Capital Revolver has no maturity date and is cancelable at anytime by the Bank. The interest rate of each loan under the Working Capital Revolver is determined by agreement between Pure and the Bank. The rate shall not exceed the maximum interest rate permitted under applicable law. Interest rates generally are at the Bank's cost of funds plus 1% per annum. At June 30, 2002, there was no outstanding principal under the Working Capital Revolver. Pure has the ability and intent to finance the principal outstanding, if any, under the Working Capital Revolver utilizing Pure's long-term revolving credit facilities.

Other Matters

         Stock Options and Compensation Expense

         Pure has issued approximately 6.5 million options to purchase Pure common stock to officers and non-officers since the formation of Pure. Upon the formation of Pure certain options awarded the officers and non-officers had an exercise price that was below the Pure stock price on the date of grant. Accordingly, Pure recorded deferred compensation of $2.9 million related to non-officer options and will expense the amount over a four-year period. In 2002, 2001 and 2000, Pure expensed approximately $511,000, $779,000 and $600,000
, respectively, related to these options. The options related to officers are subject to the put right discussed in the following paragraph.

         As discussed in Note 4 of the Notes to Consolidated Financial Statements, officers of Pure have the right to require Pure to purchase shares of Pure common stock (or equivalently converted shares) directly held by the officer on December 1, 1999, of which there were 2,796,107 shares held subject to the put right at June 30, 2002 or are obtained by the exercise of any stock options held or granted in the future, of which there were 4,100,584 stock options subject to the put right at a calculated "net asset value" per share. The circumstances under which certain officers may exercise the put right are discussed in Note 4 of the Notes to Consolidated Financial Statements. As a result of the put right, the consolidated balance sheet at June 30, 2002 reflects approximately $92.1 million as common stock subject to repurchase and Pure recorded approximately $34 million in deferred compensation as of June 30, 2002, of which Pure recognized deferred compensation expense of approximately $7.1 million, $915,000 and $14.8 million in 2002, 2001 and 2000, respectively. This arrangement is being treated as a variable plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Based Compensation," and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation; an Interpretation of APB Opinion No. 25." Consequently, the total compensation for both shares held and shares subject to option will be measured at the end of each quarter as the calculated amount of net asset value and the market price of Pure shares change. The total amount determined will be amortized as compensation expense over a three-year period for common stock and the vesting period of the stock options with any changes after three years for common stock and the vesting period of the stock options being expensed in the period of determination.

         Disclosure about Market Risk

         Pure may use swap agreements and other financial instruments in an attempt to reduce the risk of fluctuating oil and gas prices and interest rates. Settlement of gains or losses on the hedging transactions are generally based on the difference between the contract price and a formula using NYMEX or other major indices related prices and is reported as a component of oil and gas revenues as the associated production occurs. At June 30, 2002, Pure had hedging transactions with respect to approximately 12,427,200 and 7,300,000 MMBtu of its future 2002 and estimated 2003 natural gas production, respectively and 36,800 and no barrels of its estimated 2002 and 2003 crude oil production, respectively. For additional information, see
Note 8 of Notes to Consolidated Financial Statements and Item 3 - Quantitative and Qualitative Disclosures about Market Risk.

         At June 30, 2002, Pure had $37.5 million in notional principal of fixed for floating interest rate swaps, which were acquired as part of the Hallwood merger. Pure pays a fixed rate of 5.23% and receives a LIBOR floating rate. The derivative contracts mature in February 2004.

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

         In October 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for accounting for removal-type costs associated with asset retirements. The standard is effective for years beginning after June 15, 2002, with earlier application encouraged. As of June 30, 2002, Pure is assessing the impact on its financial statements.

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

         In April 2002, Pure adopted SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have an effect on Pure's financial position and results of operations.

         In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. Pure is assessing the impacts this could have on its future financial statements.

       Other proposed accounting changes considered from time to time by the FASB, the U.S. SEC, the American Institute of Certified Public Accountants and the United States Congress could materially impact Pure's reported financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following quantitative and qualitative information is provided about financial instruments to which Pure is a party as of June 30, 2002, and from which Pure may incur future earnings gains or losses from changes in market interest rates and commodity prices.

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

                                                                          2002             2003         Fair Value
                                                                       --------------  ------------   ---------------
            Natural Gas Hedge Derivatives (a):

            Collar option contracts:
            Notional volumes (MMBtu)                                      12,427,200     7,300,000       $ (1,473,010)
            Weighted average long put strike price per MMBtu (b)        $      2.928    $    3.750
            Weighted average short call strike price per MMBtu (b)      $      3.501    $    4.530


            Basis differential contracts (c):
            Notional volumes (MMBtu)                                         180,000     7,300,000       $    588,537
            Weighted average strike price per MMBtu                     $      0.210    $    0.270


            Crude Oil Hedge Derivatives (a):

            Collar option contracts:
            Notional Volume (Bbls)                                            36,800             -       $    (76,606)
            Weighted average long put strike price per Bbl (b)          $     24.250    $        -
            Weighted average short call strike price per Bbl (b)        $     24.250    $        -

______________
(a) See Note 8 of Notes to Consolidated Financial Statements included in "Item
    1. Financial Statements" for additional information related to hedging activities.
(b) The strike prices are based on prices of either a NYMEX Henry hub or Permian Basin hub.
(c) The basis differential relates to the spread between the NYMEX price and either the El Paso San Juan or El Paso Permian index price.

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

                                                 2004            2005               2011             Total          Fair Value
                                             --------------  --------------   ---------------   ---------------  ---------------
                                                                      (in thousands, except interest rates)
        Debt (a):

        Variable rate debt:

             Five-Year Revolver (b)            $       -       $ 65,500           $      -         $  65,500       $  65,500
                  Average interest rate                -%          2.84%                 -%

             Three-Year Revolver (b)           $ 157,500       $      -           $      -         $ 157,500       $ 157,500
                  Average interest rate             2.59%             -%                 -%

             Working Capital Revolver (b)      $       -       $      -           $      -         $       -       $       -
                  Average interest rate                -%             -%                 -%


        Fixed  rate debt:

             Senior Notes                      $       -       $      -           $350,000         $ 350,000       $ 340,405
                  Interest rate                        -%             -%             7.125%

__________________

(a)  See Note 3 of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for additional information related to debt.
(b) Lenders are The JPMorgan Chase Bank, First Union National Bank and BNP Paribas among others and all borrowings are unsecured.

   Interest Rate Swaps:

     At June 30, 2002, Pure had an interest rate swap, acquired in the Hallwood merger, as set forth below:

                   Period                         Notional Amount     Fixed Price
       ---------------------------------------    ---------------  -----------------
                    2002                            $ 37,500,000         5.23%
                    2003                            $ 37,500,000         5.23%
         Two months ended February 29, 2004         $ 37,500,000         5.23%

     Pure pays the fixed rate and receives a LIBOR floating rate. At June 30, 2002, the fair value of the interest rate swap was a liability of approximately $ 1,490,000.

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

         As of June 30, 2002, Pure's primary risk exposures associated with financial instruments to which it is a party include crude oil and natural gas price volatility and interest rate volatility. Pure's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2001.

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

Item 2.  Changes in Securities and Use of Proceeds

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Pure was held at 10:00 a.m., local time, on Thursday, May 16, 2002.

         (b) Proxies were solicited by the Board of Directors of Pure pursuant to Regulation 14A under the Securities Exchange Act of 1934. There were no solicitations in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 50,206,597 shares of common stock of Pure outstanding and entitled to vote, 49,204,514 shares were present in person or by proxy, representing approximately 98%. The only matters voted on by the stockholders, as fully described in the definitive proxy materials for the annual meeting, were the election of directors of Pure and the approval of the selection of the independent auditors for Pure for 2002. The results were as follows:

               1. To elect a Board of Directors to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

                                                      Number of Shares Voting
                                                -------------------------------------
                                                    For              Withholding
                                                Election as     Authority to Vote for
                                  Nominees        Director      Election as Director
                                  --------      --------------  ---------------------
                    Jack D. Hightower               48,699,367         505,147
                    George G. Staley                49,025,652         178,862
                    Darrell D. Chessum              48,698,817         505,697
                    Keith A. Covington              48,698,342         506,172
                    Graydon H. Laughbaum, Jr.       48,698,569         505,945
                    Timothy H. Ling                 49,024,548         179,966
                    HD Maxwell                      49,025,551         178,963
                    Herbert C. Williamson, III      49,025,653         178,861

               2. To approve the selection by the Board of Directors, of the firm of KPMG LLP as independent auditors for the Company for 2002.

                  For                    49,061,775
                  Against                   141,642
                  Abstain                     1,097

         (d)   Inapplicable.

               None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 Officer Severance Agreement dated May 16, 2002 between Pure Resources, Inc. and Jack Harper and attached as Exhibit B a Confidentiality and Non-Compete Agreement between Pure Resources, Inc. and Jack Harper.
         99.1     Certification of Chief Executive Officer.
         99.2     Certification of Chief Financial Officer.

(b) Reports Submitted on Form 8-K:

         None.

                                   SIGNATURES

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

                                     PURE RESOURCES, INC.



                                     By:  /s /Jack Hightower
                                          --------------------------------------
                                          Jack Hightower
                                          President and Chief Executive Officer

                                     By:  /s/ William K. White
                                          --------------------------------------
                                          William K. White
                                          Vice President - Finance and
                                             Chief Financial Officer

Date: August 14, 2002